Form 10-Q
period 1996-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1996-05-31
CIK 1006030

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1996
                                 _____________

                         Commission File Number 0-28208

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   13-3864004
                      (I.R.S. Employer Identification No.)

                              28 WEST 23RD STREET
                                  NEW YORK, NY
                    (Address of principal executive offices)
                                     10010
                                   (Zip Code)

                                  212-929-4111
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  ____________          No        X
                                                    -------------

The number of shares of Common Stock, $0.01 par value, outstanding as of May 30, 1996: 13,810,000
      ----------



                                       1
- --------------------------------------------------------------------------------

        On April 16, 1996, Applied Printing transferred, assigned and conveyed to the Company substantially all of the assets relating to the prepress, digital imaging services and related businesses (the "Predecessor Group") of Applied Printing. Also on April 16, 1996, the Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Common Stock, was declared effective. The Offering closed on April 22, 1996. Accordingly, because the Company had no operations for the three months ended March 31, 1996 on a stand alone basis, this Quarterly Report on Form 10-Q reflects financial information of the Predecessor Group for the quarters ended March 31, 1996 and 1995 and reflects the financial position of the Company as of March 31, 1996 prior to the transfer of the assets from Applied Printing. As of March 31, 1996, the Company had not commenced operations; accordingly, no statement of operations and cash flows is presented for the three months ended March 31, 1996.

        The Company was formed to acquire substantially all of the assets relating to the prepress, digital imaging services and related businesses of specific divisions of the Predecessor Group subject to the assumption by the Company of certain specified liabilities relating to the Predecessor Group in exchange for 9,309,000 shares of the Company's Common Stock, and assumption of $21.0 million of indebtedness owed by Applied Printing to its primary institutional lender and payment of a $16.0 million note to Applied Printing.

        Upon the closing of the Offering, the Company received net offering proceeds of approximately $47.2 million. Of these proceeds, $21.0 million was used to repay the assumed institutional indebtedness. In addition, $16.0 million of these proceeds has been invested in short-term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of the note payable to Applied Printing. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.


                                   Part I - Financial Information
                                   ------------------------------

                                 APPLIED GRAPHICS TECHNOLOGIES, INC.

                                            BALANCE SHEET


                                                 Asset
                                                                                            January 2, 1996      March 31, 1996
                                                                                            ---------------      --------------
                                                                                                                   (Unaudited)
  Cash................................................................................       $        100        $        100
                                                                                             ============        ============



                                    Shareholder's Equity

  Preferred stock; no par value, 10,000,000 shares authorized, none issued
    and outstanding...................................................................       $          -        $          -

  Common stock; par value $.01, 40,000,000 authorized shares, 100 issued
    and outstanding...................................................................                  1                   1

  Paid in capital.....................................................................                 99                  99
                                                                                             ------------        ------------

    Total shareholder's equity........................................................       $        100        $        100
                                                                                             ============        ============





                 See the accompanying notes to balance sheet.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                            NOTES TO BALANCE SHEET
                     (in thousands, except share amounts)
                                  (unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

          Applied Graphics Technologies, Inc. (the "Company") was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. and its subsidiaries ("Applied Printing") were issued 100 shares of Common Stock and became the Company's sole shareholder.

          On April 16, 1996, the Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's Common Stock, was declared effective (See Note 2 below). The Offering closed on April 22, 1996. Accordingly, because the Company had no operations for the three months ended March 31, 1996 on a stand alone basis, no statement of operations and cash flows is presented for the period ended March 31, 1996.

          The Company was formed to acquire substantially all the assets relating to the prepress, digital imaging services and related businesses of specific divisions of Applied Printing (collectively, the "Predecessor Group") subject to the assumption by the Company of certain specified liabilities relating to the Predecessor Group in exchange for 9,309,900 shares of the Company's Common Stock and $37,000 of additional consideration ("Additional Consideration"), as defined below. On April 16, 1996, Applied Printing transferred, assigned and conveyed to the Company substantially all of the assets of the Predecessor Group.

          The Additional Consideration consisted of (i) the assumption by the Company on April 16, 1996, (See Note 2 below), of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000, and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. Ninety percent of the principal of the Applied Printing Note plus accrued interest is payable five months following the closing of the Offering, and the remaining 10% of principal plus accrued interest is payable February 1, 1997. The Applied Printing Note is collateralized by a letter of credit obtained by the Company.

          The accompanying interim unaudited balance sheet has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included with the balance sheet prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that all adjustments and eliminations, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 have been included. The interim balance sheet and notes thereto should be read in conjunction with the prospectus of Applied Graphics Technologies, Inc. dated April 16, 1996.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                            NOTES TO BALANCE SHEET
                     (in thousands, except share amounts)
                                  (unaudited)


2.  INITIAL PUBLIC OFFERING:

          The Company received net offering proceeds of approximately $47,170 from the Offering. Of these proceeds, $21,000 was used to repay the Institutional Senior Indebtedness to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16,000 of these proceeds has been invested in short term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of the Applied Printing Note payable to Applied Printing. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.

           PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                            COMBINED BALANCE SHEETS
                                (in thousands)



                                                                   December 31,            March 31,               Pro Forma
                                                              ----------------------------------------------------------------
                                                                       1995                    1996             March 31, 1996
                                                              ----------------------------------------------------------------
                               Assets                                                      (unaudited)            (unaudited)

Current assets:
  Cash and cash equivalents .....................................  $         666      $              -        $           -
  Accounts receivable (net of allowance of $ 1,431, 1,572 and
   $ 1,572 respectively) ........................................         19,476                 22,031               22,031
  Due from affiliates ...........................................          1,841                    633                  633
  Inventory .....................................................          3,582                  3,321                3,321
  Prepaid expenses ..............................................          1,925                  1,432                1,432
  Other current assets ..........................................          1,125                    568                  568
                                                                   -------------       ----------------        -------------

   Total current assets .........................................         28,615                 27,985               27,985
                                                                   -------------       ----------------        -------------

Property, plant and equipment, net ..............................         13,741                 14,436               14,436
Other assets ....................................................          2,453                  3,549                3,549
                                                                   -------------       ----------------        -------------

   Total assets ..............................................     $      44,809      $          45,970       $       45,970
                                                                   =============      =================       ==============

                  Liabilities and Owners' Deficit

Current liabilities:
  Bank overdraft.................................................  $          -       $           1,690       $        1,690
  Intercompany borrowings .......................................         30,181                 31,422                   -
  Assumed debt and Applied Printing Note ........................             -                      -                37,000
  Notes payable .................................................            711                    677                  677
  Accounts payable and accrued expenses .........................         20,096                 21,967               21,967
  Capital leases ................................................          1,576                  1,365                1,365
  Other current liabilities .....................................          1,125                  4,422                4,422
                                                                   -------------       ----------------        -------------
   Total current liabilities ....................................         53,689                 61,543               67,121
                                                                   -------------       ----------------        -------------

Notes payable ...................................................            853                    768                  768
Obligations under capital leases ................................          2,415                  2,754                2,754
Other non-current liabilities ...................................          7,233                  6,318                6,318
                                                                   -------------       ----------------        -------------
   Total liabilities ............................................         64,190                 71,383               76,961
                                                                   -------------       ----------------        -------------
Commitments and contingencies

Owners' deficit .................................................        (19,381)               (25,413)             (30,991)
                                                                   -------------       ----------------        -------------
   Total liabilities and owners' deficit .....................     $      44,809      $          45,970       $       45,970
                                                                   =============       ================        =============

    The accompanying notes are an integral part of the combined financial statements.

           PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                       COMBINED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                                             For the
                                                                                       Three Months Ended
                                                                                             March 31,
                                                                       --------------------------------------------------
                                                                                 1995                      1996
                                                                       --------------------------------------------------
Net sales ..........................................................   $            30,140       $                 30,598
Cost of sales ......................................................                22,526                         22,329
                                                                       -------------------       ------------------------

  Gross profit .....................................................                 7,614                          8,269

Selling expenses ...................................................                 4,295                          3,679
General and administrative expenses ................................                 2,413                          2,145
Corporate allocations ..............................................                 1,426                          1,232
                                                                       -------------------       ------------------------
  Total operating expenses .........................................                 8,134                          7,056
                                                                       -------------------       ------------------------
  Operating (loss) income...........................................                  (520)                         1,213

Interest expense ...................................................                   724                            904
Other (income) expense, net ........................................                  (280)                           163
                                                                       -------------------       ------------------------
  Net (loss) income ................................................   $              (964)      $                    146
                                                                       ====================      ========================

Pro Forma Net Income Data:
Income before taxes, as reported ...................................                             $                    146
Pro forma income taxes .............................................                                                   29
                                                                                                 ------------------------

Pro forma net income...............................................                              $                    117
                                                                                                 ========================

Pro forma net income per share ....................................                              $                   0.01
                                                                                                 ========================

Shares used in computing pro forma net income per share ...........                                             9,774,833
                                                                                                 ========================






    The accompanying notes are an integral part of the combined financial statements.

           PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
               COMBINED STATEMENTS OF CHANGES IN OWNERS' DEFICIT
                                (in thousands)
                                  (unaudited)



Balance, December 31, 1995 ..............................       $(19,381)
         Net income .....................................            146
         Distribution ...................................         (6,178)
                                                                --------
Balance, March 31, 1996 .................................        (25,413)
         Pro forma adjustment ...........................         (5,578)
                                                                --------
Balance, March 31, 1996 (pro forma) .....................       $(30,991)
                                                                ========



    The accompanying notes are an integral part of the combined financial statements.

           PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               For the
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              ----------------------------------------
                                                                                    1995                 1996
                                                                              ----------------------------------------
Cash flows from operating activities:
     Net income (loss) ...............................................         $         (964)     $               146
Adjustments to reconcile net income (loss) to net cash from
     operating activities:
        Depreciation and amortization ................................                  1,270                    1,168
        Amortization of goodwill .....................................                     63                       30
        Amortization of deferred charges .............................                    333                      149
        Provision for losses on accounts receivable ..................                     88                       68
        Gain on insurance settlement .................................                   (347)                     (18)
        Loss on sale/disposal of fixed assets ........................                     64                      104
Change in assets/liabilities:
     (Increase) decrease in accounts receivable ......................                  1,059                   (2,623)
     (Increase) decrease in inventory ................................                   (657)                     261
     (Increase) decrease in other current assets and
        prepaid expenses .............................................                  2,109                      826
     (Increase) decrease in other assets .............................                    (12)                  (1,126)
     Increase (decrease) in other current and non-current liabilities.                   (235)                   2,233
     Increase (decrease) in due from/to affiliates ...................                    421                    4,099
     Increase (decrease) in accounts payable and accrued expenses ....                  3,408                    1,871
                                                                               --------------      -------------------
        Net cash provided by operating activities ....................                  6,600                    7,188
                                                                               --------------      -------------------
Cash flow from investing activities:
     Acquisitions of equipment .......................................                   (919)                  (1,650)
     Proceeds from the sale of fixed assets ..........................                     -                       291
     Net proceeds received from insurance claims .....................                     (3)                     243
                                                                               --------------      -------------------
        Net cash (used in) investing activities ......................                   (922)                  (1,116)
                                                                               --------------      -------------------
Cash flow from financing activities:
     Proceeds from bank overdraft.....................................                     -                     1,690
     Proceeds from sale leaseback transactions .......................                    427                       -
     Principal payments on notes and capital lease obligations .......                 (1,384)                    (600)
     Increase (decrease) in intercompany borrowings, net .............                 (2,065)                  (1,650)
     Net contributions (distributions) from/to Applied Printing ......                 (1,179)                  (6,178)
                                                                               --------------      -------------------
        Net cash (used in) financing activities ......................                 (4,201)                  (6,738)
                                                                               --------------      -------------------
Net (decrease) increase in cash and cash equivalents .................                  1,477                     (666)
Cash and cash equivalents at beginning of period .....................                     90                      666
                                                                               --------------      -------------------
Cash and cash equivalents at end of period ...........................         $        1,567      $               -
                                                                               ==============      ===================


    The accompanying notes are an integral part of the combined financial statements.

            PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

          The Predecessor Group to Applied Graphics Technologies, Inc. includes specific divisions of Applied Printing Technologies, L.P., ("Applied Printing") and comprises Applied Printing's prepress, digital imaging services and related businesses (collectively the "Predecessor Group"). The Predecessor Group is an independent provider of digital prepress services to magazine publishers, advertising agencies, entertainment companies and catalog retailers. In addition, the Predecessor Group provides advanced digital imaging services such as digital archiving and distribution services.

          On April 16, 1996, Applied Printing transferred, assigned and conveyed to Applied Graphics Technologies, Inc. (the "Company") substantially all of the assets relating to the Predecessor Group. Also on April 16, 1996, the Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's common stock, was declared effective (See Note 8). The Offering closed on April 22, 1996. Accordingly, because the Company had no operations during the three months ended March 31, 1996 on a stand alone basis, the financial statements include the combined statements of operations and cash flows of the Predecessor Group for the three months ended March 31, 1996 and 1995.

          The accompanying combined financial statements of the Predecessor Group have been prepared by combining the assets, liabilities, results of operations and cash flows of the specific divisions that comprise the Predecessor Group. Historically, these specific divisions have operated as separate business units and maintained their own books and records. As Applied Printing manages the cash and financing requirements of all of its divisions centrally, the interest expense, and related intercompany borrowing, represent an allocation of Applied Printing's interest expense and the related debt. As discussed in Note 5, this allocation of debt is presented as an intercompany borrowing. Additionally, Applied Printing and other related parties have historically provided certain corporate, general and administrative services to the Predecessor Group including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements include an allocation of expenses for such services. The combined financial position and combined results of operations of the Predecessor Group may differ from results that may have been achieved had the Predecessor Group operated as an independent entity. Additionally, future expenses incurred as an independent entity may not be comparable to the historical levels.

          All transactions between divisions included in the combined financial statements have been eliminated.

          The combined financial statements have been prepared by the management of the Predecessor Group in accordance with the accounting policies as included in the Predecessor Group's combined financial statements included in the Company's registration statement (No. 333-00478) on Form S-1 filed under the Securities Act of 1933 and should be read in conjunction with the Notes to the combined financial statements of the Predecessor Group appearing therein. In the opinion of the management of Predecessor Group, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the combined financial statements. The statements are based in part on approximations and have not been audited by independent accountants. The annual financial statements will be audited by independent accountants. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

           PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENT
              (in thousands, except share and per share amounts)
                                  (unaudited)


2.  PRO FORMA INCOME TAXES:

          The Predecessor Group is not a legal entity which is subject to tax. It is part of Applied Printing which is treated as a partnership for federal and state income tax reporting purposes. Federal and certain state taxable income of the partnership flow through and are taxable to the partners.

          The Predecessor Group's status terminated immediately prior to the completion of the Offering. The accompanying statement of operations for the three months ended March 31, 1996 reflects a provision for income taxes on an unaudited pro forma basis as if the Predecessor Group had been a C Corporation, subject to applicable federal and state income taxes.

          Pro forma income for income tax purposes differs from amounts reported in the financial statements principally due to the inclusion for tax purposes of nondeductible expenses, reserves recorded for financial reporting purposes that are currently disallowed for tax, and certain accrued expenses.

3.  PRO FORMA NET INCOME PER SHARE

          Pro forma net income per share, as reflected on the combined statement of operations has been determined based on the methodology outlined below. However, once the Offering becomes effective, the number of shares utilized in determining net income per share will be based on the weighted average number of shares outstanding and, accordingly, will exclude the number of common shares (464,833 as of March 31, 1996) that the Predecessor Group would have needed to issue in order to fund the distribution referred to below ($5,578 as of March 31, 1996).

          Pro forma net income per share is computed using pro forma net income and is based on the total of (a) the number of shares of common stock issued in the formation of the Company (9,310,000, which is inclusive of 100 shares issued in connection with the initial incorporation) and (b) the number of common shares (464,833 as of March 31, 1996) that the Predecessor Group would have needed to issue at the initial offering price ($12.00 per share) to fund the distribution of $5,578 to Applied Printing. The distribution of $5,578 represents the incremental difference between the debt assumed and the Applied Printing Note (aggregating $37,000) and the intercompany borrowing amount ($31,422 as of March 31, 1996), as discussed in Note 5 of the combined financial statements.

          Additionally, the pro forma balance sheet information as of March 31, 1996 has been adjusted for the pro forma effect of the additional obligation of $5,578.

            PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)


 4.   INVENTORY:

      The components of inventory are as follows:




                            December 31,       March 31,
                               1995              1996
                               ----              ----
 Work-in-Process............  $2,518            $2,589
 Raw Materials..............   1,064               732
                              ------            ------
                              $3,582            $3,321
                              ======            ======

5.  INTERCOMPANY BORROWINGS:

          The Predecessor Group has been financed principally through debt from Applied Printing. Historically, Applied Printing has financed all its operations, including those of the Predecessor Group, with Institutional Senior Indebtedness, borrowings from the Daily News, L.P. and borrowings from the majority limited partner (collectively "Borrowings").

          The accompanying combined financial statements include an allocation of Applied Printing's interest expense and related Borrowings. Applied Printing's interest expense related to the Borrowings has been allocated to the Predecessor Group based on the ratio of net assets of the Predecessor Group, before an allocation of intercompany debt, to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that is not directly attributable to specific divisions within Applied Printing. The intercompany borrowing amounts reflected in the accompanying combined financial statements represent derived amounts which have been computed by applying Applied Printing's weighted average interest rate to the allocated interest expense, calculated using the methodology discussed above. Intercompany borrowings are $30,181 and $31,422 as of December 31, 1995 and March 31, 1996, respectively. The interest expense allocated to the Predecessor Group is as follows:

                                             Three months ended
                                                 March 31,
                                       ---------------------------
                                          1995        1996
                                          ----        ----

Interest expense ...................     $   539     $    770
                                         =======     ========

Weighted average interest rate......        8.88%        9.80%
                                         =======     ========


          On March 31, 1996, Applied Printing's primary institutional lender had a collateral interest in the Predecessor Group's assets. As discussed more fully in Note 8, this lender's collateral interest in the Predecessor Group was released in conjunction with the repayment of $21,000 of Institutional Senior Indebtedness with proceeds from the Offering (See Note 8).

            PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

6.   RELATED PARTY TRANSACTIONS:

     The following is a summary of transactions between the Predecessor Group and related parties:

                                 Three Months Ended
                                      March 31,
                                 -------------------
                                     1995    1996
                                 -------------------

Sales to related parties........   $1,780   $3,020
                                   ======   ======

Purchases from related parties..   $  203   $  492
                                   ======   ======

Corporate allocations...........   $1,426   $1,232
                                   ======   ======


7.  COMMITMENTS AND CONTINGENT LIABILITIES:

          The Predecessor Group is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of the aforementioned claims will not have a material effect on the Predecessor Group's financial position, annual results of operations or cash flows.

          Applied Printing and its corporate general partner are defendants in litigation arising out of Applied Printing's business. Applied Printing does not believe that any of such litigation will have a material adverse effect on its business. The Predecessor Group is not a defendant in any of such litigation, and does not believe there is a sustainable basis for the Predecessor Group to be named as a defendant in any of such litigation. If the Predecessor Group were to be named or held responsible in connection with any of such litigation, the Predecessor Group is indemnified by Applied Printing under the terms of the conveyance agreement between Applied Printing and the Predecessor Group.

            PREDECESSOR GROUP to APPLIED GRAPHICS TECHNOLOGIES, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)


8.  INITIAL PUBLIC OFFERING

          The Offering closed on April 22, 1996 and the Company received net offering proceeds of approximately $47,170. Of these proceeds, 21,000 was used to repay the Institutional Senior Indebtedness to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16,000 of these proceeds has been invested in short-term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of the Applied Printing Note payable to Applied Printing. The Applied Printing Note also was executed in connection with the formation of the Company. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW.

          On April 16, 1996, Applied Printing Technologies, L.P. ("Applied Printing") transferred, assigned and conveyed to Applied Graphics Technologies, Inc. (the "Company") substantially all of the assets relating to the prepress, digital imaging services and related businesses (the "Predecessor Group") of Applied Printing. Also on April 16, 1996, the Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's common stock, was declared effective. The Offering closed on April 22, 1996. Accordingly, because the Company had no operations for the three months ended March 31, 1996 on a stand alone basis, this Quarterly Report on Form 10-Q reflects financial information of the Predecessor Group for the quarters ended March 31, 1996 and 1995.

          Prior to the Offering, various expenses, such as interest expense on Applied Printing's debt not directly attributable to specific divisions within Applied Printing and corporate expenses relating to services provided by Applied Printing to the Predecessor Group such as, general management, treasury, financial reporting and legal services, were allocated among the Predecessor Group and the other divisions of Applied Printing. Corporate allocations were based upon specific identification of expenses attributable to the Predecessor Group, where practicable, and otherwise on a reasonable method for allocating such costs, such as on a percentage of sales basis. The Predecessor Group's interest expense consists of interest on equipment notes and leases of the Predecessor Group and an allocation of Applied Printing's interest expense based on the ratio of net assets of the Predecessor Group to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that was not directly attributable to specific divisions within Applied Printing. Management believes the most appropriate methodology for allocating the interest expenses, and related debt, required to finance Predecessor Group's business is this net asset methodology. Applied Printing manages the cash and financing requirements of all its divisions centrally and accordingly, associating cash flow with specific divisions is not practicable. The interest expense, and related intercompany borrowings, represent an allocation of Applied Printing's interest expense and the related debt. The resulting intercompany borrowings are believed to be representative of the external funding required for the Predecessor Group to finance acquisitions, investment in technology and all other capital expenditures and the operations of its business.

          During the fourth quarter of 1994 and the third quarter of 1995, the Predecessor Group reorganized its operations. The reorganizations were the result of the operational impact of acquisitions made during the previous three years and technological changes within the industry. These efforts resulted in the geographical consolidation of several operations during 1994 and 1995 designed to gain operational and administrative efficiencies.

          As a partnership, Applied Printing was not subject to federal and certain state income taxes. The Company, as a corporation, is required to pay federal, state and local income taxes at the applicable rates. Because the Predecessor Group is part of Applied Printing, which is treated as a partnership for income tax reporting purposes, the income tax expense for the quarterly periods presented has been calculated on a pro forma basis as if the Predecessor Group was a separate taxable entity.

          RESULTS OF OPERATIONS

          During the first quarter of 1996, the Predecessor Group continued its effort on expanding the number of on-site arrangements with customers and on increasing sales of digital imaging services. These efforts resulted in two additional on-site arrangements to provide prepress services that began in April and May 1996, increased sales in the first quarter of 1996 at the Company's digital division and at one of the New York on-site locations. The Company believes that on-site services give the customer better management of the prepress process while allowing the Company to reduce costs by minimizing internal inefficiencies and the costs of interaction with off-site production personnel. On-site services and digital imaging services tend to have higher gross profit margins than off-site prepress or related printing services, if any. In addition, on-site and digital imaging services tend to have lower sales commissions and related selling costs than other prepress services, particularly prepress services for advertising agencies and entertainment companies.

          For the quarter ended March 31, 1996, net sales were $30.6 million, an increase of approximately $460,000 or 1.5% over the corresponding period in 1995. This increase was primarily due to increased sales in the first quarter of 1996 at the Company's digital division and at one of the New York on-site locations.

          Gross profit as a percentage of sales increased in the first quarter of 1996 to 27.0% from 25.3% during the same period in 1995, primarily as the result of the increase in digital imaging services and due to improving efficiencies related to the reorganization effort in 1994 and 1995.

          Selling expenses decreased approximately $616,000 or 14.3% from the corresponding period in 1995. Selling expenses in the first quarter of 1996 represent 12.0% of net sales compared to 14.2% in the corresponding period of 1995. This decrease is attributable to lower sales support costs with respect to on-site and digital sales coupled with reduced sales to advertising agencies and to improved effeciencies resulting from to the reorganization in 1995.

          General and administrative expenses decreased approximately $268,000 or 11.1% from the corresponding period in 1995, primarily because the 1995 quarter reflected a non-recurring sales tax accrual and because of efficiencies related to the reorganization in 1995. Decreases in general and administrative expenses were partially offset, however, by relocation charges incurred in connection with completion of the consolidation of one of the Company's New York City facilities into other New York metropolitan area facilities and additional labor charges to support new locations and expanded operations at existing locations.

          The Predecessor Group recorded a gain of approximately $400,000 relating to insurance proceeds as the result of fire damage to one of the Predecessor Group's New York facilities during the first quarter of 1995. That gain was offset by other non-operating expenses resulting in other income, net of expenses, of approximately $280,000 for the first quarter for 1995. Exclusive of the gain relating to the fire damage, there were no significant changes in other income and expense in the first quarter for 1996 as compared to 1995.

          LIQUIDITY AND CAPITAL RESOURCES.

          Upon the closing of the Offering, the Company received net offering proceeds of approximately $47.2 million. Of these proceeds, $21.0 million was used to repay secured senior indebtedness (the "Institutional Senior Indebtedness") to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16.0 million of these proceeds has been invested in short-term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of a promissory note (the "Applied Printing Note") payable to Applied Printing. The Applied Printing Note also was executed in connection with the formation of the Company. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.

          For 1996, the Company's capital expenditure plan totals approximately $6.5 million, essentially all of which is for new equipment. Approximately $1.6 million was spent on capital expenditures in the first quarter of 1996.

          The Predecessor Group has historically financed its operations and capital expenditures with cash generated from operations and through intercompany borrowings from Applied Printing. Applied Printing has financed all of its operations, including those of the Predecessor Group, with Institutional Senior Indebtedness and borrowings from affiliates.

          The Company believes that the net proceeds from the Offering, cash flow from operations and its ability to borrow funds from third party lenders will be sufficient to fund its cash needs for the foreseeable future. The Company has not obtained any commitment from third party lenders.

PART II. - OTHER INFORMATION
Items 1, 2, 3 and 4 are not applicable and have been omitted.

Item 5.

The Company appointed Louis Salamone, Jr. as Chief Financial Officer, effective June 3, 1996. Mr. Salamone was previously Vice President and Chief Financial Officer of Nextel Communications, Inc., a public company in the wireless communications industry. Prior to joining Nextel Communications, Inc., from 1968 to 1994, Mr. Salamone served in various capacities at Deloitte & Touche LLP, most recently as a Partner from 1980 to 1994.

Item 6.

     (a)  Exhibits.

          10.1* Vendor Agreement dated January 8, 1992 (the agreement as amended, September 18, 1995 filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (File no. 333-00478) is incorporated herein by reference), as amended, April 19, 1996.

          ____________________

          * Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

          27 Financial Data Schedules

     (b)  Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


APPLIED GRAPHICS TECHNOLOGIES, INC.
   (Registrant)


By: /s/ Fred Drasner                 May 31, 1996
   ---------------------------
           Fred Drasner
Chairman and Chief Executive Officer
      (Duly authorized officer)


/s/ Robert E. Heck, Jr.
_____________________________      May 31, 1996
         Robert E. Heck, Jr.
Vice President and Director of Finance
     (Principal Financial Officer)