Form 10-Q
period 1996-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1996-08-14
CIK 1006030

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1996
                                 -------------
                        Commission File Number 0-28208

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
                     Yes         X                      No
                          ---------------                 -------------
The number of shares of Common Stock, $0.01 par value, outstanding as of
August 12, 1996: 13,810,000
                 ----------

                                       1
- --------------------------------------------------------------------------------

                        Part I - Financial Information
                        ------------------------------
                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                                BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                         Predecessor
                                                         December 31,   June 30,
                                                        ------------------------
                                                             1995         1996
                                                        ------------------------
                      Assets                                         (unaudited)

Current assets:

 Cash and cash equivalents............................. $     567   $   4,846
 Short-term investments................................        99      16,344
 Accounts receivable (net of allowance of $ 1,431 and
  $ 1,226, respectively)...............................    19,476      21,982
 Due from affiliates...................................     1,841       1,661
 Inventory.............................................     3,582       3,347
 Prepaid expenses......................................     1,925       1,553
 Other current assets..................................     1,125         789
                                                        ---------   ---------
  Total current assets.................................    28,615      50,522
                                                        ---------   ---------

Property, plant and equipment, net.....................    13,741      15,217
Other assets...........................................     2,453       1,742
                                                        ---------   ---------
  Total assets......................................... $  44,809   $  67,481
                                                        =========   =========

   Liabilities and Owner's Deficit / Shareholders' Equity

Current liabilities:
 Intercompany borrowings..............................  $  30,181   $    -
 Accounts payable and accrued expenses................     20,096      17,988
 Applied Printing Note.................................      -         16,000
 Notes payable.........................................       711         683
 Capital leases........................................     1,576       1,366
 Other current liabilities.............................     1,125       2,657
                                                        ---------   ---------
  Total current liabilities............................    53,689      38,694
                                                        ---------   ---------

Notes payable..........................................       853         683
Obligations under capital leases.......................     2,415       2,075
Other non-current liabilities..........................     7,233       5,042
                                                        ---------   ---------
  Total liabilities....................................    64,190      46,494
                                                        ---------   ---------
Commitments and contingencies

    Owner's Deficit and Shareholders' Equity

Preferred stock; no par value, 10,000,000 shares
authorized, none issued and outstanding................ $    -      $    -

Common stock; par value $.01, 40,000,000 shares
authorized, 13,810,000 issued and outstanding..........      -            138

Additional paid in capital.............................      -         18,670

Retained earnings......................................      -          2,179

Owner's deficit........................................   (19,381)        -
                                                        ---------   ---------
  Total liabilities and owner's deficit/shareholders'
  equity.                                               $  44,809   $  67,481
                                                        =========   =========

The accompanying notes are an integral part of the financial statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                       STATEMENTS OF OPERATIONS (Note 2)
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                        For the Three Months Ended    For the Six Months Ended
                                                  June 30,                    June 30,
                                       ----------------------------  --------------------------
                                           1995              1996        1995           1996
                                       ----------------------------  --------------------------
Net sales............................  $    29,711     $    30,988   $   59,851    $    61,586
Cost of sales........................       21,461          21,636       43,987         43,965
                                        ------------    -----------  -----------    -----------
 Gross profit........................        8,250           9,352       15,864         17,621

Selling expenses.....................        3,899           4,076        8,197          7,755
General & administrative expenses....        4,425           3,179        8,261          6,556
                                        ------------    -----------  -----------    -----------
 Total operating expenses............        8,324           7,255       16,458         14,311
                                        ------------    -----------  -----------    -----------
 Operating (loss) income.............          (74)          2,097         (594)         3,310

Interest expense.....................          802             439        1,526          1,343
Other (income), net..................         (958)           (438)      (1,238)          (275)
                                        ------------    -----------  -----------    -----------
 Income (loss) before
      income tax provision...........           82           2,096         (882)         2,242
Income tax provision                             -              63            -             63
                                        ------------    -----------  -----------    -----------
Net income (loss)                      $        82     $     2,033  $      (882)   $     2,179
                                        ============    ===========  ===========    ===========
Pro Forma Net Income Data:
Income before taxes .................                  $     2,096                 $     2,242
Pro forma income taxes...............                           63                          92
                                                        -----------                 -----------
Pro forma net income.................                  $     2,033                 $     2,150
                                                        ===========                 ===========
Pro forma net income per share.......                  $      0.15                 $      0.19
                                                        ===========                 ===========
Shares used in computing pro forma
 net income per share................                   13,074,718                  11,424,775
                                                        ===========                 ===========

The accompanying notes are an integral part of the financial statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
       STATEMENTS OF CHANGES IN OWNER'S DEFICIT AND STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                      Additional
                                Preferred    Common    paid in      Retained      Owner's    Total
                                  stock       stock    capital      earnings      deficit    equity
                               ------------------------------------------------------------------------
Balance - December 31, 1995     $    -      $    -    $    -       $   -         $(19,381)  $(19,381)
Add (deduct):
 Net income                                                          2,179                     2,179
 Common stock issued:
  Common stock offering                         138     46,521                                46,659
 Distributions                                                                    ( 8,470)   ( 8,470)
 Conveyance                                            (27,851)                    27,851        -
                               ------------------------------------------------------------------------
Balance - June 30, 1996         $    -      $   138   $ 18,670     $ 2,179       $   -      $ 20,987
                               ------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                       STATEMENTS OF CASH FLOWS (Note 2)
                                 (in thousands)
                                  (unaudited)


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------
                                                                                   1995             1996
                                                                              -------------------------------

Cash flows from operating  activities:
Net income (loss)...............................................               $   (882)         $  2,179
Adjustments to reconcile  net income (loss) to net cash
 from operating activities:
    Depreciation and amortization ..............................                  2,507             2,319
    Amortization of goodwill....................................                     63                59
    Amortization of deferred charges ...........................                    433               312
    Provision for losses on accounts receivable.................                    229                32
    Gain on insurance settlement....                                             (1,347)              (18)
    Loss on sale/disposal of fixed assets.......................                    127               110
Change in assets/liabilities:
  (Increase) decrease in accounts receivable....................                  2,370            (2,538)
  (Increase) decrease in inventory..............................                   (720)              235
  Decrease in other current assets and prepaid expenses.........                  2,536               483
  (Increase) decrease in other assets ..........................                   (253)              651
  Decrease) in other current and non-current liabilities........                 (1,416)             (970)
  Increase in due from/to affiliates............................                  1,987               180
  Increase (decrease) in accounts payable and accrued expenses..                  3,127            (2,108)
                                                                              -----------      --------------
    Net cash provided  by operating  activities.................                  8,761               926
                                                                              -----------      --------------

Cash flow from investing activities:
   Investment in short-term instruments.........................                                  (16,244)
   Acquisitions of equipment....................................                 (1,941)           (3,591)
   Proceeds from the sale of fixed assets.......................                    856               294
   Net proceeds received from insurance claims..................                  1,357               243
                                                                              -----------      --------------
   Net cash provided by (used in) investing activities..........                    272           (19,298)
                                                                              -----------      --------------
Cash flow from financing activities:
  Proceeds received from the sale of stock......................                    -              46,659
  Proceeds from bank overdraft..................................                    -               1,690
  Repayment of bank overdraft...................................                    -              (1,690)
  Proceeds from sale leaseback transactions.....................                    558               -
  Principal payments on notes and capital lease obligations.....                 (3,025)           (1,355)
  Increase (decrease) in intercompany borrowings, net...........                 (2,076)          (18,000)
  Net contributions from (distributions to) Applied Printing....                 (2,332)           (4,653)
                                                                              -----------      --------------

    Net cash (used in) provided by financing activities.........                 (6,875)           22,651
                                                                              -----------      --------------
Net increase in cash and cash equivalents.......................                  2,158             4,279
Cash and cash equivalents at beginning of period................                     90               567
                                                                              -----------      --------------
Cash and cash equivalents at end of period......................               $  2,248          $  4,846
                                                                              ===========      ==============


Supplemental Disclosures of Cash Flow Information:

Distribution to Applied Printing in the form of
        increased intercompany borrowing .......................                                    3,817
Conversion of intercompany borrowing to
        Applied Printing Note payable...........................                                   16,000

The accompanying notes are an integral part of the financial statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

          Applied Graphics Technologies, Inc. (the "Company") was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. and its subsidiaries ("Applied Printing") were issued 100 shares of Common Stock and became the Company's sole shareholder.

          The Company is an independent provider of digital prepress services to magazine publishers, advertising agencies, entertainment companies and catalog retailers. In addition, the Company provides advanced digital imaging services such as digital archiving and distribution services.

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

          The Additional Consideration consisted of (i) the assumption by the Company on April 16, 1996 of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000, and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. Ninety percent of the principal of the Applied Printing Note plus accrued interest is payable five months following the closing of the initial public offering (the "Offering"), and the remaining 10% of principal plus accrued interest is payable February 1, 1997. The Applied Printing Note is collateralized by a letter of credit obtained by the Company.

          On April 16, 1996, the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the Offering of the Company's Common Stock, was declared effective. The Offering closed on April 22, 1996. Accordingly, the financial statements of Applied Graphics Technologies, Inc. in this Quarterly Report on Form 10-Q reflect the combined results of operations of the Predecessor Group through April 16, 1996 (the effective date of the Offering) and the results of the Company from April 17, 1996 through June 30, 1996 and have been accounted for in a manner similar to a pooling of interests (See Note 2).

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                  (unaudited)

          The accompanying combined financial statements of the Predecessor Group through April 16, 1996 have been prepared by combining the assets, liabilities, results of operations and cash flows of the specific divisions that comprise the Predecessor Group. Historically, these specific divisions have operated as separate business units and maintained their own books and records. Through the effective date, Applied Printing managed the cash and financing requirements of all of its divisions centrally, as such, the interest expense and related intercompany borrowing represent an allocation of Applied
Printing's interest expense and the related debt. As discussed in Note 7, this allocation of debt is presented as an intercompany borrowing. Additionally, Applied Printing and other related parties had historically provided certain corporate, general and administrative services to the Predecessor Group including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements include an allocation of expenses for such services. The combined financial position and combined results of operations of the Predecessor Group may differ from results that may have been achieved had the Predecessor Group operated as an independent entity. Additionally, future expenses incurred as an independent entity may not be comparable to the historical levels.

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. All transactions between divisions included in the combined financial statements have been eliminated.

          The financial statements have been prepared by the management of the Company in accordance with the accounting policies as included in the Company's combined financial statements included in the Company's Registration Statement (No. 333-00478) on Form S-1 filed under the Securities Act of 1933 and should be read in conjunction with the Notes to the combined financial statements of the Company appearing therein. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The statements are based in part on approximations and have not been audited by independent accountants. The annual financial statements will be audited by independent accountants. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                  (unaudited)

2.  STATEMENT OF OPERATIONS PRESENTATION:

The statement of operations of Applied Graphics Technologies, Inc. in this Quarterly Report on Form 10-Q reflect the pro forma combined ("Pro Forma") results of operations of the Predecessor Group through April 16, 1996 (the effective date of the Offering) ("Predecessor") and the results of the Company from April 17, 1996 through June 30, 1996 ("Company") and have been accounted for in a manner similar to a pooling of interests.

Selected statement of operations data for the six and three months ended June 30, 1996:

                            ---------- Six Months Ended June 30, 1996 ----------
                                 January 1-       April 17 -    Six Months Ended
                               April 16, 1996    June 30, 1996   June 30, 1996
                               (Predecessor)       (Company)      (Pro Forma)
                             ------------------ --------------  ----------------
Net sales                      $ 35,276           $ 26,310        $ 61,586
Gross profit                      9,372              8,249          17,621
Operating income                  1,060              2,250           3,310
Income (loss) before pro forma
 income taxes                      (202)             2,444           2,242
Pro forma income taxes               29                 63              92
Pro forma net income (loss)        (231)             2,381           2,150
Pro forma net income (loss)
 per share                        (0.02)                              0.19
Net income per share                                  0.17
Shares used in calculating
 net income per share and pro forma
 net income (loss) per share    9,752,889        13,810,000      11,424,775

                             --------- Three Months Ended June 30, 1996 --------
                                 April 1-         April 17 -  Three Months Ended
                               April 16, 1996   June 30, 1996    June 30, 1996
                               (Predecessor)       (Company)      (Pro Forma)
                             ------------------ --------------  ----------------
Net sales                      $  4,678           $ 26,310        $ 30,988
Gross profit                      1,103              8,249           9,352
Operating income (loss)            (153)             2,250           2,097
Income (loss) before pro
 forma income taxes                (348)             2,444           2,096
Pro forma income taxes                -                 63              63
Pro forma net income (loss)        (348)             2,381           2,033
Pro forma net income(loss)
 per share                       ( 0.04)                              0.15
Net income per share                                  0.17
Shares used in calculating
 net income per share and pro forma
 net income (loss) per share    9,628,083        13,810,000      13,074,718

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

3.  PRO FORMA NET INCOME PER SHARE

          Pro forma net income per share, as reflected on the statement of operations has been determined based on the methodology outlined below. However, after April 16, 1996, the number of shares utilized in determining net income per share is based on the weighted average number of shares outstanding and, accordingly, exclude the number of common shares that the Predecessor Group would have needed to issue in order to fund the distribution referred to below.

          Pro forma net income per share is computed using pro forma net income and is based on the weighted average of (a) the number of shares of common stock issued in the formation of the Company (9,310,000, which is inclusive of 100 shares issued in connection with the initial incorporation); (b) the number of common shares, at that balance sheet date, (464,833 for the three months ended March 31, 1996 and 318,083 for the 16 days ended April 16, 1996) that the Predecessor Group would have needed to issue at the initial offering price ($12.00 per share) to fund the distribution of $5,578 and $3,817, for the three months ended March 31, 1996 and the 16 days ended April 16, 1996, respectively, which represent the incremental difference between the debt assumed and the Applied Printing Note (aggregating $37,000) and the intercompany borrowing amount ($31,422 and $33,183 as of March 31, 1996 and April 16, 1996,
respectively), as discussed in Note 7 of the financial statements; and ( c) the 4,500,000 shares issued in connection with the public offering for the period April 17, 1996 through June 30, 1996.

4.  INITIAL PUBLIC OFFERING:

The Company received net offering proceeds of approximately $46,659 from the Offering. Of these proceeds, $21,000 was used to repay the Institutional Senior Indebtedness to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16,000 of these proceeds has been invested in short term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of the Applied Printing Note payable to Applied Printing. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

5.  PRO FORMA INCOME TAXES:

          The accompanying statement of operations for the six months ended June 30, 1996 reflects a provision for income taxes on an unaudited pro forma basis as if the Predecessor Group had been a C Corporation, subject to applicable federal and state income taxes through April 16, 1996 and an actual provision for taxes relating to the Company's results of operations from April 17, 1996 through June 30, 1996.

          In determining the pro forma income tax expense, the Company has included the tax effect of temporary differences which will reverse in the future. For purposes of the pro forma tax calculation the deferred tax benefits have been offset by a valuation allowance because it is considered more likely than not that such benefits will not be realizable.

          Pro forma income tax expense for the quarter and the six months ended June 30, 1996 is lower than that which is customary due primarily to the tax effect of restructuring charges recognized by the Predecessor in prior years, which are deductible by the Company in 1996. The reduction is partially offset by the tax effect of certain items that are not deductible for income tax purposes.

6.   INVENTORY:

The components of inventory are as follows:

                    December 31,   June 30,
                        1995         1996
                        ----         ----
Work-in-Process...     $2,518       $2,592
Raw Materials.....      1,064          755
                        -----        -----
                       $3,582       $3,347
                       ======       ======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

7.  INTERCOMPANY BORROWINGS:

          The Predecessor Group had been financed principally through debt from Applied Printing. Historically, Applied Printing had financed all its operations, including those of the Predecessor Group, with Institutional Senior Indebtedness, borrowings from the Daily News, L.P. and borrowings from the majority limited partner (collectively "Borrowings").

          The accompanying combined financial statements, as they relate to the Predecessor Group, include an allocation of Applied Printing's interest expense and related Borrowings. Applied Printing's interest expense related to the Borrowings had been allocated to the Predecessor Group based on the ratio of net assets of the Predecessor Group, before an allocation of intercompany debt, to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that is not directly attributable to specific divisions within Applied Printing. The intercompany borrowing amounts reflected in the accompanying combined financial statements, as they relate to the Predecessor Group, represent derived amounts which have been computed by applying Applied Printing's weighted average interest rate to the allocated interest expense, calculated using the methodology discussed above. Intercompany borrowings are $30,181 and $0 as of December 31, 1995 and June 30, 1996, respectively. The interest expense allocated to the Predecessor Group is as follows:

                                 Three months ended   Six months ended
                                       June 30,           June 30,
                                  ------------------  ------------------
                                   1995      1996       1995       1996
                                  ------  ----------  --------  --------
Interest expense................  $ 632       $ 174    $1,171     $ 944
                                  =====       =====    ======     =====

Weighted average annual
  interest rate.................  10.4%       11.6%      9.6%     10.8%
                                  =====       =====    ======     =====

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                  (unaudited)

8.   RELATED PARTY TRANSACTIONS:

       The following is a summary of transactions between the Company and related parties:

                               Three Months               Six Months
                                   Ended                     Ended
                                  June 30                   June 30
                             ----------------           ---------------
                              1995       1996            1995     1996
                             ----------------           ---------------
Sales to related parties...  $1,758    $2,482           $3,538   $5,502
                             ======    ======           ======   ======

Purchases from related
 parties...................  $  120    $  919           $  323   $1,410
                             ======    ======           ======   ======

Corporate allocations......  $1,684    $  302           $3,110   $1,534
                             ======    ======           ======   ======


9.  COMMITMENTS AND CONTINGENT LIABILITIES:

          The Company is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that the ultimate resolution of the aforementioned claims will not have a material effect on the Company's financial position, annual results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

          On April 16, 1996, Applied Printing Technologies, L.P. ("Applied Printing") transferred, assigned and conveyed to Applied Graphics Technologies, Inc. (the "Company") substantially all of the assets relating to the prepress, digital imaging services and related businesses (the "Predecessor Group") of Applied Printing. Also on April 16, 1996, the Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's common stock, was declared effective. The Offering closed on April 22, 1996. Accordingly, the financial statements of Applied Graphics Technologies, Inc. in this Quarterly Report on Form 10-Q reflect the combined results of operations of the Predecessor Group through April 16, 1996 (the effective date of the Offering) and the results of the Company from April 17, 1996 through June 30, 1996 and have been accounted for in a manner similar to a pooling of interests.

          Prior to the Offering, various expenses, such as interest expense on Applied Printing's debt not directly attributable to specific divisions within Applied Printing and corporate expenses relating to services provided by Applied Printing to the Predecessor Group, such as general management, treasury, financial reporting and legal services, were allocated among the Predecessor Group and the other divisions of Applied Printing. Corporate allocations were based upon specific identification of expenses attributable to the Predecessor Group, where practicable, and otherwise on a reasonable method for allocating such costs, such as on a percentage of sales basis. The Predecessor Group's interest expense consists of interest on equipment notes and leases of the Predecessor Group and an allocation of Applied Printing's interest expense based on the ratio of net assets of the Predecessor Group to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that was not directly attributable to specific divisions within Applied Printing. Management believes the most appropriate methodology for allocating the interest expenses, and related debt, required to finance Predecessor Group's business is this net asset methodology. Applied Printing managed the cash and financing requirements of all its divisions centrally and accordingly, associating cash flow with specific divisions is not practicable. Prior to April 17, 1996, the interest expense, and related intercompany borrowings, represent an allocation of Applied Printing's interest expense and the related debt. The resulting intercompany borrowings are believed to have been representative of the external funding required for the Predecessor Group to finance acquisitions, investment in technology and all other capital expenditures and the operations of its business.

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

          As a partnership, Applied Printing was not subject to federal and certain state income taxes. The Company, as a corporation, is required to pay federal, state and local income taxes at the applicable rates. Because the Predecessor Group was part of Applied Printing, which is a partnership for income tax reporting purposes, income tax expense for the quarter and six month period ended June 30, 1996, respectively, has been calculated on a pro forma basis as if the Company was a separate taxable C corporation for the periods prior to the Offering. An actual provision for income taxes was made for the period April 17, 1996 through June 30, 1996.

RESULTS OF OPERATIONS

          During the second quarter and six month period ended June 30, 1996, the Company continued its efforts to expand the number of on-site service arrangements with customers and to increase sales of digital imaging services. These efforts resulted in two additional on-site service arrangements to provide prepress services that began the second quarter of 1996, and three new on-site prepress service arrangements which are scheduled to begin in the third quarter of 1996.

          Additionally, during the second quarter of 1996, the Company formed a new business unit, the Newspaper Ad Management Division ("Ad Management Division"), to provide digital ad composition and electronic transmission services to newspapers. The first customers are the New York Daily News, an affiliate, and the Newark Star Ledger. This division generated approximately $250,000 of net revenue for the quarter and year to date.

          For the quarter ended June 30, 1996, net sales were $31.0 million compared to $29.7 million in the prior year quarter, an increase of approximately $1.3 million or 4.3%. The 1996 quarterly increase was primarily due to increased sales at the Company's digital division, the effect of new on-site facilities management contracts, new ad management sales and a reduction in the amount of sales allowances. Such items were partially offset by a decline in the Company's business with advertising agencies.

          For the six months ended June 30, 1996, the Company had net sales of $61.6 million compared to $59.9 million in the same period in 1995, an increase of approximately $1.7 million or 2.8%. The 1996 increase was primarily due to increased sales at the Company's digital division, the effect of the new on-site facilities management contracts and the Company's new Ad Management Division sales and a reduction in the amount of sales allowances. These increases were partially offset by the net decline in business with advertising agencies.

          Gross profit as a percentage of sales increased in the second quarter of 1996 to 30.2% from 27.8% compared to the same period in 1995. This improvement of 2.4% is primarily the result of the increase in sales of higher margin digital imaging services, the introduction of additional on-site facilities management contracts and ad management services and continued benefits of operating efficiencies related to the reorganizations in 1994 and 1995.

          Gross profit as a percentage of sales increased for the six months ended June 30, 1996 to 28.6% from 26.5% compared to the same period in 1995, an improvement of 2.1%. The improvement in gross profit is primarily the result of the increase in digital imaging services, the continued introduction of additional on-site facilities management contracts and ad management services which generate higher margins than the Company's historical business and continued benefits of operating efficiencies related to the reorganization efforts mentioned above.

          Selling expenses for the quarter ended June 30, 1996 increased $177,000 or 4.5% from the corresponding period in 1995. Selling expenses in the second quarter of 1996 represent 13.1% of net sales which is consistent with the corresponding period of 1995. The overall increase is primarily attributable to an increase in commission expense resulting from increased sales in the quarter partially offset by lower sales support costs with respect to on-site facility management contracts and digital imaging sales and improved efficiencies resulting from to the reorganization in 1995.

          Selling expenses for the six month period ended June 30, 1996 decreased $442,000 or 5.4% from the corresponding period in 1995 and represents 12.6% of net sales compared to 13.7% for the corresponding period of 1995. The decrease is primarily attributable to lower sales support costs resulting from to the reorganization in 1995, decreased sales support required for the on-site facility management contracts and digital imaging sales offset by an increase in commission expense resulting from such increased sales.

          General and administrative expenses for the quarter ended June 30, 1996 decreased approximately $1.2 million or 28.2% from the corresponding period in 1995. The primary reasons for the decrease as compared to the 1995 quarter were a non-recurring sales tax accrual in 1995, expenses in 1995 related to facilities closed by the third quarter of 1995, higher expenses for bad debts in 1995, reductions in occupancy and depreciation resulting from the reorginization efforts mentioned above and a cost reimbursement in 1996 for a digital imaging development project. Decreases in general and administrative expenses were partially offset by additional payroll incurred to support new locations and expanded operations at existing locations.

          General and administrative expenses for the six months ended June 30, 1996 decreased approximately $1.7 million or 20.6% from the corresponding period in 1995. This decrease is primarily due to the items which caused the second quarter decrease plus the amount of the non-recurring sales tax accrual recognized in the first quarter of 1995. Decreases in general and administrative expenses were partially offset by relocation charges incurred in connection with completion of the consolidation of one of the Company's New York City facilities into other New York metropolitan area facilities and additional payroll to support new locations and expanded operations at existing locations.

          The corporate allocations noted in the overview section for the periods through April 16, 1996 and actual corporate expenses for the period April 17, 1996 through June 30, 1996 have been included in the general and administrative expense classification. These allocations and actual expenses are not deemed to have a significant change between periods reported.

          The Company recorded a gain of approximately $1.0 million relating to insurance proceeds as the result of fire and water damage to one of its New York facilities during the quarter ended June 30, 1995. That gain was offset by other non-operating expenses resulting in other income, net of expenses, of approximately $0.9 million for the three months ended June 30, 1995. Exclusive of the gain relating to the fire damage, the only significant change in other income and expense in the three months ended June 30, 1996 as compared to 1995 was interest earned on investments of approximately $230,000.

          The Company recorded a gain of approximately $1.4 million relating to insurance proceeds as the result of fire and water damage to one of its New York facilities during the first half of 1995. That gain was offset by other non-operating expenses resulting in other income, net of expenses, of approximately $1.2 million for the six months ended June 30, 1995. Exclusive of the gain relating to the fire damage, the only significant change in other income and expense in the six months ended June 30, 1996 as compared to 1995 was interest earned on investments of approximately $230,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES.

          Upon the closing of the Offering, the Company received net offering proceeds of approximately $46.6 million. Of these proceeds, $21.0 million was used to repay secured senior indebtedness (the "Institutional Senior Indebtedness") to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16.0 million of these proceeds has been invested in short-term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of a $16.0 million promissory note (the "Applied Printing Note") payable to Applied Printing. The Applied Printing Note was executed in connection with the formation of the Company. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.

          For 1996, the Company's capital expenditure plan totals approximately $6.5 million, essentially all of which is for new manufacturing equipment. Additionally, the Company is in the process of acquiring for $3.5 million a building in connection with the relocation of its Los Angeles facility. The Company plans to fund such acquisition with long term financing or through a sale and lease back arrangement. Approximately $2.0 million and $3.6 million was spent on capital expenditures in the second quarter and six months ended June 30, 1996, respectively.

          The Company has historically financed its operations and capital expenditures with cash generated from operations and through intercompany borrowings from Applied Printing. On April 22, 1996, the Company paid off all intercompany borrowings except for the Applied Printing Note mentioned above. Since April 22, 1996, the Company has financed all of its operations and capital expenditures with cash generated from operations and with proceeds of the Offering.

          In addition to the financing with respect to the Los Angeles building mentioned above, the Company is currently in the late stages of negotiation with certain financial institutions to obtain a $10.0 million working capital facility and a $3.0 million equipment financing facility. As of this filing, the Company has not obtained any commitment from such financing sources, nor is there any assurance that any such financing will be consumated.

          The Company believes that the net proceeds from the Offering, cash flow from operations and its potential ability to borrow funds from financing sources will be sufficient to fund its cash needs for the foreseeable future.

PART II. - OTHER INFORMATION
Items 1, 2, 3,4 and 5 are not applicable and have been omitted.

Item 6.

     (a)  Exhibits.

          27 Financial Data Schedule

     (b)  Reports on Form 8-K:

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)


By: /s/ Melvin A. Ettinger           August 12, 1996
   ---------------------------
        Melvin A. Ettinger
Vice Chairman, Chief Operating Officer and Director
    (Duly authorized officer)


/s/ Louis Salamone, Jr.
- -----------------------------         August 12, 1996
      Louis Salamone, Jr.
Senior Vice President and Chief Financial Officer
     (Principal Financial Officer)