Form 10-Q
period 1996-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1996-11-14
CIK 1006030

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended September 30, 1996
                          _____________
                 Commission File Number 0-28208

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


                       Yes  X   No

The number of shares of Common Stock, $0.01 par value, outstanding as of November 11, 1996: 13,810,000

                 Part I - Financial Information
                 ------------------------------
               APPLIED GRAPHICS TECHNOLOGIES, INC.
                         BALANCE SHEETS
             ($ in thousands, except share amounts)
                           (unaudited)
                                         Predecessor
                                         December 31,    September 30,
                                         -----------------------------
                                             1995             1996
                                         -----------------------------
ASSETS
Current assets:
Cash and cash equivalents                 $    567      $   1,216
Short-term investments                          99          1,698
Accounts receivable (net of allowance of
 $1,431 and $889, respectively)             19,476         26,877
Due from affiliates                          1,841            846
Inventory                                    3,582          3,438
Prepaid expenses                             1,925          1,227
Other current assets                         1,125            939
                                          --------       --------
   Total current assets                     28,615         36,241

Property, plant and equipment, net          13,741         18,015
Other assets                                 2,453          1,636
                                          --------       --------
   Total assets                           $ 44,809       $ 55,892
                                          ========       ========

LIABILITIES AND OWNER'S (DEFICIT) /
SHAREHOLDERS' EQUITY
Current liabilities:
Intercompany borrowings                   $ 30,181       $     --
Accounts payable and accrued expenses       20,096         16,096
Applied Printing Note                           --          1,600
Notes payable                                  711            691
Capital leases                               1,576          1,220
Other current liabilities                    1,125          1,818
                                          --------       --------
   Total current liabilities                53,689         21,425
                                          ========       ========

Revolving bank line                             --          3,300
Notes payable                                  853            594
Obligations under capital leases             2,415          1,729
Other non-current liabilities                7,233          4,642
                                          --------       --------
   Total liabilities                        64,190         31,690
                                          --------       --------

COMMITMENTS AND CONTINGENCIES

OWNER'S (DEFICIT) AND SHAREHOLDERS'
EQUITY
Preferred stock; no par value, 10,000,000
 shares authorized, none                  $     --      $      --
  issued and outstanding
Common stock; par value $.01, 40,000,000
 shares authorized,                              --            138
  13,810,000 issued and outstanding
Additional paid in capital                       --         17,880
Retained earnings                                --          6,184
Owner's deficit                             (19,381)            --
                                           --------       --------
   Total owner's (deficit) /
    shareholders' equity                    (19,381)        24,202
                                           --------       --------
   Total liabilities and owner's          $  44,809      $  55,892
    (deficit) / shareholders' equity       ========       ========


  The accompanying notes are an integral part of the financial statements

               APPLIED GRAPHICS TECHNOLOGIES, INC.
                STATEMENT OF OPERATIONS (Note 2)
      ($ in thousands, except share and per share amounts)
                           (unaudited)


                          Three Months              Nine Months
                       Ended September 30,      Ended September 30,
                       -------------------      -------------------
                         1995       1996         1995         1996
                       -------------------      -------------------

Net sales             $ 29,638    $ 35,177     $ 89,489    $ 96,763
Cost of sales           21,608      23,635       65,595      67,600
                       -------     -------      -------     -------
Gross profit             8,030      11,542       23,894      29,163

Selling expenses         3,990       4,033       12,187      11,788
General and
 administrative
  expenses               4,303       3,220       12,564       9,776
Reorganization charge    3,060          --        3,060          --
                       -------     -------      -------     -------
  Total operating
   expenses             11,353       7,253       27,811      21,564
                       -------     -------      -------     -------
  Operating income
   (loss)               (3,323)      4,289       (3,917)      7,599

Interest (expense)        (761)       (345)      (2,287)     (1,688)
Other Income
 (expense), net           (843)        272          395         547
                       -------     -------      -------     -------
Income (loss) before
  income tax provision  (4,927)      4,216       (5,809)      6,458

Income tax provision        --         211           --         274
                       -------      -------     -------     -------
Net income (loss)     $ (4,927)   $  4,005      $(5,809)    $ 6,184
                       =======      =======     =======     =======

Net income per share              $    .29
                                    ======
Weighted average common
 shares outstanding             13,810,000
                                ==========

Pro Forma Net Income Data:
Income before taxes, as reported                            $ 6,458

Pro forma income taxes                                          303
                                                             ------
Pro forma net income                                        $ 6,155
                                                             ======
Pro forma net income per share                              $   .50
                                                             ======
Shares used in computing
 pro forma net income per share                          12,225,654
                                                         ==========


  The accompanying notes are an integral part of the financial statements

               APPLIED GRAPHICS TECHNOLOGIES, INC.
  STATEMENTS OF CHANGES IN OWNER'S (DEFICIT) AND SHAREHOLDERS'
                             EQUITY
                        ($ in thousands)
                           (unaudited)






                                     Additional
                            Common    Paid-in     Retained    Owner's    Total
                            Stock     Capital     Earnings    Deficit    Equity
                           ----------------------------------------------------

Balance-December 31, 1995  $        $          $          $ (19,381)  $ (19,381)
Add (deduct):
  Net income                                        6,184                 6,184
  Common stock issued         138       46,188                           46,326
  Distributions                                              (8,927)     (8,927)
  Conveyance                           (28,308)              28,308
                           ----------------------------------------------------
Balance-September 30, 1996 $  138   $   17,880  $   6,184  $     --   $  24,202
                           ----------------------------------------------------





    The accompanying notes are an integral part of the financial statements

               APPLIED GRAPHICS TECHNOLOGIES, INC.
                STATEMENTS OF CASH FLOWS (Note 2)
                        ($ in thousands)
                           (unaudited)
                                                 For the Nine Months Ended
                                                        September 30,
                                                 -------------------------
                                                       1995        1996
                                                 -------------------------
Cash flows from operating activities:
Net income (loss)                                  $   (5,809)  $   6,184
Adjustments to reconcile net income (loss) to net
 cash from operating activities:
   Depreciation and amortization                        4,185       3,571
   Amortization of deferred charges                       525      (1,483)
   Provision for bad debts                                563          62
   Provision for sales adjustments                        150         320
   Gain on insurance settlement                        (1,807)        (18)
   Loss on disposal of fixed assets                       151         110
   Reorganization charges                               3,060          --
Increase (Decrease) from change in:
   Accounts receivable                                  3,285      (7,463)
   Due from affiliates                                   (192)        995
   Inventory                                             (417)       (176)
   Other current assets, prepaid
    expenses and other assets                           1,966       1,388
   Accounts Payable and other current
    and non-current liabilities                         2,798      (4,415)
                                                       -------     -------
Net cash provided by (used in) operating
activities                                              8,458        (925)
                                                       -------     -------
Cash provided by (used in) investing
 activities:
  Investment in short-term instruments                     --      (1,600)
  Acquisition of building and equipment                (1,271)     (9,269)
  Proceeds from the sale of fixed assets                   --         294
  Net proceeds from insurance claims                     (228)        243
                                                       -------    --------
Net cash (used in) investing activities                (1,499)    (10,332)
                                                       -------    --------
Cash provided by (used in) financing
 activities:
  Proceeds received from the sale of
   common stock                                            --      46,326
  Proceeds from bank overdraft                             --       1,690
  Repayment of bank overdraft                              --      (1,690)
  Proceeds from sale/leaseback transactions               558       1,717
  Principal payment on Applied Printing Note               --     (14,400)
  Principal payments on notes and
   capital lease obligations                           (4,009)     (1,929)
  Increase in bank borrowings                              --       3,300
  Decrease in intercompany borrowings,net              (3,008)    (18,000)
  Net distributions to Applied Printing                  (473)     (5,108)
                                                       -------     -------
Net cash (used in) provided by financing activities    (6,932)     11,906
                                                       -------     -------
Net increase in cash and cash equivalents                  27         649
Cash and cash equivalents at beginning of period           90         567
                                                       -------    -------
Cash and cash equivalents at end of period            $   117    $  1,216
                                                       =======    =======
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
  Taxes                                            $       53    $    765
  Interest                                         $    2,287    $    754
Distribution to Applied Printing in the form of
  increased intercompany borrowing                 $       --    $  3,817
Conversion of intercompany borrowing to
 Applied Printing Note payable                     $       --    $ 16,000


  The accompanying notes are an integral part of the financial statements

               APPLIED GRAPHICS TECHNOLOGIES, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS
      ($ in thousands, except share and per share amounts)
                           (unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

      Applied Graphics Technologies, Inc. (the "Company") is an independent provider of digital prepress services to magazine publishers, advertising agencies, entertainment companies and catalog retailers. In addition, the Company provides outsourced, on-site prepress and related services for third parties and advanced digital imaging services, such as digital archiving and distribution services.

     The  Company  was incorporated in Delaware on  December  12,
1995. On that date, Applied Printing Technologies, L.P. and its subsidiaries ("Applied Printing") were issued 100 shares of Common Stock and became the Company's sole shareholder.

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

     The Additional Consideration consisted of (i) the assumption by the Company on April 16, 1996, of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000, and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. As per the terms of the note, ninety percent of the principal of the Applied Printing Note ($14,400) plus accrued interest was paid on September 13, 1996. The remaining principal ($1,600) plus accrued interest is payable February 1, 1997. The Applied Printing Note is collateralized by a letter of credit obtained by the Company.

      On April 16, 1996, the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's Common Stock, was declared effective. The Offering closed on April 22, 1996. Accordingly, the financial statements of Applied Graphics Technologies, Inc. in this Quarterly Report on Form 10-Q reflect the combined results of operations of the Predecessor Group through April 16, 1996 (the effective date of the Offering) and the results of the Company from April 17, 1996 through September 30, 1996 and have been accounted for in a manner similar to a pooling of interests (See Note 2).

      The accompanying combined financial statements of the Predecessor Group through April 16, 1996 have been prepared by combining the assets, liabilities, results of operations and cash flows of the specific divisions that comprise the Predecessor Group. Historically, these specific divisions have operated as separate business units and maintained their own books and records. Through the effective date, Applied Printing managed the cash and financing requirements of all of its divisions centrally, as such, the interest expense, and related intercompany borrowing, represent an allocation of Applied Printing's interest expense and the related debt. As discussed in
Note 7, this allocation of debt is presented as an intercompany borrowing. Additionally, Applied Printing and other related parties had historically provided certain corporate, general and administrative services to the Predecessor Group including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements include an allocation of expenses for such services. The combined financial position and combined results of operations of the Predecessor Group may differ from results that may have been achieved had the Predecessor Group operated as an independent entity. Additionally, future expenses incurred as an independent entity may not be comparable to the historical levels.

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

      The combined financial statements have been prepared by the management of the Company in accordance with the accounting policies disclosed in the Company's combined financial statements included in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933 and should be read in conjunction with the Notes to the combined financial statements of the Company appearing therein. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the combined financial statements. The statements are based in part on approximations and have not been audited by independent accountants. The annual financial statements will be audited by independent accountants. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  STATEMENT OF OPERATIONS PRESENTATION:

     The combined statement of operations of Applied Graphics Technologies, Inc. in this Quarterly Report on Form 10-Q reflect the pro forma combined ("Pro Forma") results of operations of the Predecessor Group through April 16, 1996 (the effective date of the Offering) and the results of the Company from April 17, 1996 through September 30, 1996 and have been accounted for in a manner similar to a pooling of interests. The operations for the three months ended September 30, 1996 represent actual results of the Company.

Selected  statement of operations data for the nine months  ended
September 30, 1996 are as follows:

                      --------Nine Months Ended September 30, 1996---------

                          January 1-          April 17-    Nine Months Ended
                        April 16, 1996      Sept. 30, 1996   Sept. 30, 1996
                      (Predecessor Group)    (the Company)     (Pro Forma)
                      --------------------  ----------------  -------------

Net sales                  $  35,276         $    61,487      $    96,763
Gross profit                   9,372              19,791           29,163
Operating income               1,060               6,539            7,599
Income (loss) before pro
 forma income taxes             (202)              6,660            6,458
Pro forma income taxes            29                 274              303
Pro forma net income (loss)     (231)              6,386            6,155
Pro forma net income
 (loss) per share              (0.02)                 --               --
Net income per share              --                0.46             0.50
Shares used in calculating
 net income per share and
  pro forma net income
   (loss) per share        9,752,889          13,810,000       12,225,654

               APPLIED GRAPHICS TECHNOLOGIES, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS
      ($ in thousands, except share and per share amounts)
                           (unaudited)

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

      Pro forma net income per share is computed using pro forma net income and is based on the weighted average of (a) the number of shares of common stock issued in the formation of the Company (9,310,000, which is inclusive of 100 shares issued in connection with the initial incorporation); (b) the number of common shares, at that balance sheet date, (464,833 for the three months ended March 31, 1996 and 318,083 for the 16 days ended April 16, 1996) that the Predecessor Group would have needed to issue at the initial offering price ($12.00 per share) to fund the distribution of $5,578 and $3,817, for the three months ended
March 31, 1996 and the 16 days ended April 16, 1996, respectively, which represent the incremental difference between the debt assumed and the Applied Printing Note (aggregating $37,000) and the intercompany borrowing amount ($31,422 and $33,183 as of March 31, 1996 and April 16, 1996, respectively), as discussed in Note 7 of the financial statements; and (c) the 4,500,000 shares issued in connection with the public offering for the period April 17, 1996 through September 30, 1996.

     Stock options issued but not exercised have not been used in the computation of primary earnings per share because they have no material dilutive effect.

4.  INITIAL PUBLIC OFFERING:

The Company received net offering proceeds of approximately $46,188 from the Offering. Of these proceeds, $21,000 was used to repay the Institutional Senior Indebtedness to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16,000 of these proceeds was invested in short term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of the Applied Printing Note. The Company repaid $14,400 of the Applied Printing Note on September 13, 1996 (see Note 1). The remaining proceeds of the offering are being used for working capital, capital expenditures and other general corporate purposes.

5. INCOME TAXES:

     The accompanying statement of operations for the nine months ended September 30, 1996 presents a pro forma income tax expense on an unaudited pro forma basis as if the Predecessor Group had been a C Corporation, subject to applicable federal and state income taxes through April 16, 1996 and actual income tax expense relating to the Company's results of operations from April 17, 1996 through September 30, 1996.

      In determining income tax expense and pro forma income tax expense, the Company has included the tax effect of temporary differences which will reverse in the future. For purposes of the income tax calculations, deferred tax benefits have been recognized to the extent of current taxes payable. The remaining tax benefits have been offset by a valuation allowance since, based on the Predecessor Group's history of losses, it is assumed more likely than not that such benefits may not be realizable. Such assumption will be evaluated in the future by the Company.

      Income tax expense and pro forma income tax expense for the quarter and nine months ended September 30, 1996, respectively, are lower than that which is customary due primarily to the tax effect of restructuring charges recognized by the Predecessor Group in prior years, which are deductible by the Company in 1996 and a release of a portion of the valuation allowance established at the time the Company was formed. The reduction is partially offset by the tax effect of certain items that are not deductible for income tax purposes.

               APPLIED GRAPHICS TECHNOLOGIES, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS
      ($ in thousands, except share and per share amounts)
                           (unaudited)


6.   INVENTORY:

The components of inventory are as follows:


                            December 31, 1995      September 30, 1996
                            -----------------      ------------------

        Work-in-Process       $    2,518             $    2,620

        Raw Materials              1,064                    818
                                --------               --------
                              $    3,582             $    3,438
                                ========               ========

7.  INTERCOMPANY BORROWINGS:

      The Predecessor Group had been financed principally through debt from Applied Printing. Historically, Applied Printing had financed all of its operations, including those of the Predecessor Group, with Institutional Senior Indebtedness, borrowings from the Daily News, L.P. and borrowings from the majority limited partner (collectively "Borrowings").

      The accompanying combined financial statements, as they relate to the Predecessor Group, include an allocation of Applied Printing's interest expense and related Borrowings. Applied Printing's interest expense related to the Borrowings had been allocated to the Predecessor Group based on the ratio of net assets of the Predecessor Group, before an allocation of intercompany debt, to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that is not directly attributable to specific divisions within Applied Printing. The intercompany borrowing amounts reflected in the accompanying combined financial statements, as they relate to the Predecessor Group, represent derived amounts which have been computed by applying Applied Printing's weighted average interest rate to the allocated interest expense, calculated using the methodology discussed above. Intercompany borrowings are $30,181 and $0 as of December 31, 1995 and September 30, 1996, respectively.

     The interest expense allocated to the Predecessor Group is as follows:

                          Three Months Ended           Nine Months Ended
                             September 30,              September 30,
                          ------------------           -----------------
                            1995      1996               1995       1996
                          -------   --------           ------     ------
  Interest expense        $  515     $  --            $ 1,754    $   944
                            =====     =====             =====      =====
  Weighted average
   annual interest rate     10.0%       --               10.0%      10.8%
                            =====     =====             ======     ======

               APPLIED GRAPHICS TECHNOLOGIES, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS
             ($ in thousands, except share amounts)
                           (unaudited)


8.  REVOLVING BANK LINE:

     On August 22, 1996, the Company obtained a $10,000 revolving two year credit facility collateralized by the Company's accounts receivable. The interest rate on funds borrowed is the prime lending rate, however, at its option, the Company may borrow at LIBOR plus 2.25%. LIBOR borrowings may have maturities of 30, 90, or 180 days. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, ratio of debt to tangible net worth and debt service coverage ratio. At September 30, 1996, the Company was in compliance with all financial covenants.

     At September 30, 1996, no borrowings were made under the LIBOR provision. At September 30, 1996, the unused portion of the revolver was $6,700.
9.   RELATED PARTY TRANSACTIONS:

     The following is a summary of transactions between the Company and related parties:


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------     -----------------
                                  1995        1996       1995       1996
                                 ------------------     -----------------

Sales to related parties          $ 2,085   $ 2,921    $ 5,623   $  8,172
                                   ======    ======     ======     ======

Purchases from related parties    $    48   $   774    $   371   $  2,197
                                   ======    ======     ======     ======

Corporate allocations             $ 1,608   $    --    $ 4,718   $     --
                                   ======    ======     ======     ======

Rent                              $    49   $   106    $   147   $    416
                                   ======    ======     ======     ======

10.  COMMITMENTS AND CONTINGENT LIABILITIES:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

      On April 16, 1996, Applied Printing Technologies, L.P. ("Applied Printing") transferred, assigned and conveyed to Applied Graphics Technologies, Inc. (the "Company") substantially all of the assets relating to the prepress, digital imaging services and related businesses (the "Predecessor Group") of Applied Printing. Also on April 16, 1996, the Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's common stock, was declared effective. The Offering closed on April 22, 1996. Accordingly, the financial statements of Applied Graphics Technologies, Inc. in this Quarterly Report on Form 10-Q reflect the combined results of operations of the Predecessor Group through April 16, 1996 (the effective date of the Offering) and the results of the Company from April 17, 1996 through September 30, 1996 and have been accounted for in a manner similar to a pooling of interests.

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

      As a partnership, Applied Printing was not subject to federal and certain state income taxes. The Company, as a corporation, is required to pay federal, state and local income taxes at the applicable rates. Because the Predecessor Group was part of Applied Printing, which is a partnership for income tax reporting purposes, income tax expense for the nine month period ended September 30, 1996, has been calculated on a pro forma basis as if the Company was a separate taxable C Corporation for the period prior to the Offering. An actual provision for income taxes was made for the period April 17, 1996 through September 30, 1996.

RESULTS OF OPERATIONS

      During the third quarter and nine month period ended September 30, 1996, the Company continued its efforts to expand the number of on-site arrangements with customers and to increase sales of digital imaging services. These efforts resulted in three additional on-site services arrangements to provide prepress services that began the third quarter of 1996, bringing the total of on-site prepress service arrangements to fourteen, as of September 30 1996.

      For the quarter ended September 30, 1996, net sales were $35.2 million compared to $29.6 million in the prior year quarter, an increase of approximately $5.6 million or 18.9%. The 1996 quarterly increase was primarily due to increased sales at the Company's digital division, the effect of new on-site facilities management contracts, new ad management sales and a reduction in sales allowances. Such items were partially offset by a decline in the Company's business with advertising agencies.



      For the nine months ended September 30, 1996, the Company had net sales of $96.8 million compared to $89.5 million in the same period in 1995, an increase of approximately $7.3 million or 8.1%. The 1996 increase was primarily due to increased sales at the Company's digital division, the effect of the new on-site facilities management contracts, and the Company's new Ad Management Division sales and a reduction in sales allowances. These increases were partially offset by the net decline in the Company's business with advertising agencies.

     Gross profit as a percentage of sales increased in the third quarter of 1996 to 32.8% from 27.1% compared to the same period in 1995. This improvement of 5.7% as a percent of sales, is primarily the result of the increase in sales of higher margin digital imaging services, the introduction of additional on-site facilities management contracts and ad management services, continued implementation of improved manufacturing processes and benefits of operating efficiencies related to the reorganizations in 1994 and 1995.

     Gross profit as a percentage of sales increased for the nine months ended September 30, 1996 to 30.1% from 26.7% compared to the same period in 1995, an improvement of 3.4% as a percent of sales. The improvement in gross profit is primarily the result of the increase in digital imaging services, the continued introduction of additional on-site facilities management contracts  and  ad  management  services  which  generate  higher margins than the Company's historical business, continued implementation of improved manufacturing processes and benefits of operating efficiencies related to the reorganization efforts mentioned above.

      Selling expenses in the third quarter of 1996 represent 11.5% of net sales, a reduction of 2.0%, as a percent of sales, over the corresponding period of 1995. The decrease is attributable to a reduction in sales support salaries and fringe benefits associated with the reorganization in 1995 coupled with the increase in on-site facilities management contracts and digital business which require fewer sales support people.

      Selling expenses for the nine month period ended September 30, 1996 decreased to 12.2% as a percent of net sales from 13.6% of net sales for the corresponding period in 1995, a decrease of 1.4%. The decrease is primarily attributable to lower sales support costs resulting from the reorganization in 1995, decreased sales support required for the on-site facilities management contracts and digital imaging sales, partially offset by an increase in commission expense relating to certain new sales.

      General and administrative expenses for the quarter ended September 30, 1996 decreased approximately $1.1 million from the corresponding period in 1995. This represents a decrease of 5.4%, as a percent of sales. The primary reasons for the decrease as compared to the 1995 quarter were a non-recurring sales tax accrual of $525,000 recorded in the 1995 quarter, the reversal of a portion of the accrual ($450,000) as a result of a favorable ruling thereon in the 1996 quarter, non-recurring expenses in 1995 related to facilities closed by the third quarter of 1995, higher expense for bad debts in 1995, and reductions in occupancy and depreciation resulting from the reorganization efforts mentioned above. Decreases in general and administrative expenses were partially offset by additional payroll incurred to support the new on-site facilities management contracts and expanded operations at existing locations.

      General and administrative expenses for the nine months ended September 30, 1996, decreased approximately $2.8 million from the corresponding period in 1995. This represents a decrease of 3.9% as a percent of sales. This decrease is primarily due to the items which caused the third quarter decrease plus an amount related to the non-recurring sales tax accrual recognized in the nine months ended 1995, which was partially reversed ($450,000) as a result of a favorable ruling thereon in 1996. Decreases in general and administrative expenses were partially offset by relocation charges incurred in connection with completion of the consolidation of one of the Company's New York City facilities into other New York metropolitan area facilities and additional payroll to support new on-site facilities management contracts and expanded operations at existing locations.

      The corporate allocations noted in the overview section for the periods through April 16, 1996 and actual corporate expenses for the period April 17, 1996 through September 30, 1996 have been included in the general and administrative expense classification. Subsequent to April 17, 1996, corporate expenses are actual expenses, not allocations.

      During the quarter ended September 30, 1995, charges relating to fixed asset write-offs and non-operating expenses of $ 1.1 million were partially offset by an insurance recovery of $311,000, resulting in a net charge of $0.8 million to other income (expense). The major component of other income (expense) for the three months ended September 30, 1996, as compared to 1995, was interest earned on investments of approximately $227,000.

      The Company recorded an insurance recovery of approximately $1.6 million as the result of fire and water damage to one of its New York facilities during the nine months ended September 30, 1995. This recovery was partially offset by other non-operating expenses resulting in other income, net being approximately $0.4 million for the nine months ended September 30, 1995. Exclusive of the recovery relating to the fire damage, the only significant change in other income and expense in the nine months ended September 30, 1996, as compared to 1995 was interest earned on investments of approximately $458,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES.

      Upon the closing of the Offering, the Company received net offering proceeds of approximately $46.2 million. Of these proceeds, $21.0 million was used to repay secured senior indebtedness (the "Institutional Senior Indebtedness") to Applied Printing's primary institutional lender which had been assumed by the Company in connection with its formation. In addition, $16.0 million of these proceeds was invested in short-term interest-bearing investments which collateralize a standby letter of credit which, in turn, collateralizes payment of a $16.0 million promissory note (the "Applied Printing Note") payable to Applied Printing. The Applied Printing Note was executed in connection with the formation of the Company. In accordance with such note, ninety percent of this note ($14.4 million) was paid on September 13, 1996. The remaining proceeds will be used for working capital, capital expenditures and other general corporate purposes.

      For 1996, the Company's capital expenditure plan totals approximately $6.5 million (exclusive of capital expenditures with respect to new on-site facilities management contracts), essentially all of which is for new manufacturing equipment. Approximately $1.7 million of these expenditures were financed under a sale leaseback arrangement. The Company intends to finance a substantial portion of the remaining expenditures under operating leases or sale and leaseback arrangements. On August 22, 1996, the Company acquired for $3.5 million in cash, a building to be used to relocate its Los Angeles facility. Ultimately, the Company plans to obtain long term financing or enter into a sale and lease back arrangement to finance the acquisition of the building. Approximately $2.1 million and $5.7 million was spent on capital expenditures (exclusive of the building) in the third quarter and nine months ended September 30, 1996, respectively.

     Prior to the Offering, the Company has historically financed its operations and capital expenditures with cash generated by operations and through intercompany borrowings from Applied
Printing. On April 22, 1996, the Company paid off all intercompany borrowings except for the Applied Printing Note mentioned above. Since April 22, 1996, the Company has financed its operations and capital expenditures with cash generated from operations, with proceeds of the Offering, operating leases and the revolving bank line.

     In addition to the proposed financing of the Los Angeles building mentioned above, during the third quarter of 1996, the Company entered into a $10.0 million working capital facility and a $2.5 million equipment leasing facility.

     The Company has unused equipment leasing facilities of approximately $6.5 million available to it from various financing sources. Such facilities are cancelable at the financing sources option, and funding thereof is contingent upon the financing sources approval of the equipment to be financed. The Company is currently negotiating additional equipment leasing facilities with various financing sources. As of this filing, the Company has not obtained any commitment from any financing source for the additional equipment leasing facilities, nor is there any assurance that any such financing will be consummated.

      The Company believes that the net proceeds from the Offering, cash flow from operations, its line of credit and its potential ability to obtain funding from financing sources will be sufficient to fund its cash needs for the foreseeable future.

PART II. - OTHER INFORMATION
Items 1, 2, 3,4 and 5 are not applicable and have been omitted.

Item 6.

     (a)  Exhibits.

     27 Financial Data Schedule

     (b)  Reports on Form 8-K:

            16 Letter re Change of Certifying Accountant
             dated October 4, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)


By: /s/ Melvin A. Ettinger
_____________________________      November 13, 1996
           Melvin A. Ettinger
Vice Chairman, Chief Operating Officer and Director
      (Duly authorized officer)


/s/ Louis Salamone, Jr.
_____________________________      November 13, 1996
         Louis Salamone, Jr.
Senior Vice President and Chief Financial Officer
     (Principal Financial Officer)