Form 10-Q/A
period 1996-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1996-12-23
CIK 1006030

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                       1
--------------------------------------------------------------------------------

        This Form 10-Q is being amended to include a revised redacted Exhibit 10.1.

PART II. - OTHER INFORMATION

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

          27 Financial Data Schedules (previously filed)

     (b)  Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


APPLIED GRAPHICS TECHNOLOGIES, INC.
   (Registrant)


By: /s/ Melvin A. Ettinger                 December 23, 1996
   ---------------------------
        Melvin A. Ettinger
Vice Chairman, Chief Executive Officer
           and Director
    (Duly authorized officer)

/s/ Louis Salamone, Jr.                    December 23, 1996
_____________________________
    Louis Salamone, Jr.
   Senior Vice President
   and Chief Financial Officer
  (Principal Financial Officer)