Form 10-K
period 1996-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1997-03-31
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-28208
                                 --------------

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     13-3864004
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


28 WEST 23RD STREET, NEW YORK, NY                                       10010
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   212-929-4111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, par value                          Nasdaq National Market
    $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates as of March 10, 1997, was $139,851,203.

The number of shares of the registrant's Common Stock outstanding as of March 10, 1997, was 14,349,683 shares.

The following documents are hereby incorporated by reference into this Form
10-K:
         (1) Portions of the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).
         (2) Form 8-K filed with the Securities and Exchange Commission on October 4, 1996 (Part II).

                                TABLE OF CONTENTS


                                                                            PAGE
ITEM   PART I                                                               ----
----   ------
                                                                              1
  1.   BUSINESS
                                                                              8
  2.   PROPERTIES
                                                                              8
  3.   LEGAL PROCEEDINGS
                                                                              8
  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       EXECUTIVE OFFICERS OF THE COMPANY                                      9

       PART II
       -------

  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                 11

  6.   SELECTED FINANCIAL DATA                                               11

  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 12

  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           15

  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 35

       PART III
       --------

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    36

  11.  EXECUTIVE COMPENSATION                                                36

  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                      36

  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        36

       PART IV
       -------

  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                                 37

       SIGNATURES                                                            40

                                     PART I

      Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: a change in the trend toward electronic distribution of content; competitors or customers of the Company providing services more efficiently and cost effectively than the Company; an inability to obtain additional, or to renew existing, on-site arrangements; an inability to expand on-line distributions services; an inability to successfully enter the event-driven and retail digital photography markets; lack of market acceptance of the Company's digital photography product line; slower expansion of the Company's sales force than planned; an inability to cross-sell the Company's services; or an inability to obtain additional credit or financing vehicles.

ITEM 1. BUSINESS.


GENERAL

      Applied Graphics Technologies, Inc. (the "Company") is an independent provider of digital prepress services to magazine publishers, advertising agencies, entertainment companies, an automobile manufacturer and catalog retailers. The Company's largest customers in each of these industries include McGraw-Hill, Newsweek and Conde Nast; The InterPublic Group and Grey Advertising; The Walt Disney Company and Time Warner; General Motors; and Sears Roebuck & Company and Bloomingdale's. The Company provides its services on an outsourcing basis in the Company's facilities or on-site at the customer's location, emphasizing its ability to provide a full range of services more effectively and economically than its customers could internally. In 1994, through its predecessors, the Company began to provide advanced digital imaging services to meet the evolving needs of its traditional customers and to exploit the rapidly expanding needs of new groups of customers. Digital archiving and distribution services are now being provided to customers including General Motors, Time Warner's Time Picture Collection, CBS, the American Society of Media Photographers and the United States Holocaust Memorial Museum. In 1996, through the acquisition of the assets of SpotLink ("SpotLink"), a subsidiary of Western Media International ("Western") , the Company also began to provide content distribution services, which relate to the receiving, duplication and shipping ("dub & ship") of radio and television advertisements.

      The scope of the Company's services and the range of customers that can make use of these services have expanded with the emergence of electronic distribution channels and the ability to create digital archives. "Prepress services" combine text with black and white and full-color pictures and graphics into page layout format, and have traditionally been used to prepare content for reproduction in print. A similar process is required to digitize information for electronic distribution via the World Wide Web, e-mail, proprietary on-line services, and CD-ROM. Publishers, advertising agencies, entertainment companies, and others of the Company's traditional customer base are increasingly looking to exploit these new distribution channels. In addition, other companies are looking to use electronic distribution channels for marketing and promotion, to target individual or groups of customers, or as a cost-effective means of reselling its graphic images. The Company intends to grow its business by providing additional digital imaging services to meet the expanding needs of its traditional client base and by using its experience with its customer base to provide these services to new customers.

      The Company uses its Digital Link System and other commercially available systems to provide digital imaging services. This system was initially developed by the Company for the New York Daily News to assist the newspaper with its demanding prepress and related image storage and retrieval functions. The Company believes that this system, with its proprietary technology enhancements, allows it to provide digital imaging services more efficiently and cost effectively than existing alternative systems.

      Technological advances in desktop publishing and graphics software have heightened differences between image-intensive "full service" users of prepress services and other customers with less demanding needs, whose paramount concern is price. The Company believes that its primary customers, which are full service users, are recognizing production complexities, the increasing use of color and the need to remain abreast of technological developments and, accordingly, are increasingly relying on outsourced digital prepress and digital imaging services. The Company intends to continue to expand its base of traditional prepress service users by emphasizing its ability to provide a full range of high quality digital prepress and digital imaging services.

      The Company currently maintains a network of eleven facilities located in metropolitan areas to provide localized services to its customers, many of which have offices nationwide. Additionally, the Company provides its on-site services at fourteen customer locations, often under multi-year contracts. The Company believes that performing its services on-site strengthens its relationship with its customers and broadens their demand for the range and volume of the Company's services. Two of these on-site service locations also perform services for other customers.

      The Company was incorporated in Delaware on December 12, 1995. On April 16, 1996, upon the Company's Registration Statement on Form S-1 under the Securities Act of 1993 being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. ("Applied Printing").


SERVICES

      The Company provides a full range of digital prepress, digital imaging and content distribution services.

      Digital Content Prepress Services. Digital content prepress services are necessary to combine text with black and white and full-color picture and graphic content into page format for publication in print and distribution on the World Wide Web, e-mail, proprietary on-line services and CD-ROM. Prior to recent developments in digital technologies, certain parts of the prepress process were performed manually. Technological advancements have eliminated several steps in the prepress process providing customers with additional creative time while still meeting production schedules.

      In general, the prepress services provided by the Company begin with scanning the customer's content into digital format. Scanning separates color content into component colors and converts them into colors used in the printing process -- cyan, magenta, yellow and black. Once the image is separated, two file formats of the image are produced -- high resolution for final output and low resolution for customer design and/or layout. The low resolution file is sent to the customer on-line or on a computer disk, and the customer can position the low resolution file into its page on its own desktop system and size and crop the image as desired. Simultaneously, Company personnel compare the "separated" image on the high resolution file to the original picture and use specialized computer software to refine the colors and to make enhancements to the image as the customer requests. Throughout this process, the Company works closely with the creative and artistic directors of the customer. Often, multiple iterations of the image are exchanged by the Company and the customer before the final, high resolution image is set in the page. Company personnel then replace the low resolution image and perform certain technical processes (such as masking and trapping) to enhance the quality of the final product. The page is then output to four separate color files (film or transmission) that when processed will generate four pieces of film used to create four printing plates per page. The image is generated in print by the cumulative effect of the plates. Similarly, content to be distributed on-line is output to three colors (red, green and blue) which is converted from the final high resolution file. In performing prepress services, the Company frequently uses the Digital Link System, which performs several prepress functions efficiently. See " -- Technology."

      Outsourced Facilities Management Services. In response to demands of certain customers, the Company sometimes performs services at a customer's location ("on-site") rather than at one of its facilities. In addition, it performs services at a primary customer's location for other customers as capacity allows. Contracts with customers for on-site work are often for three years or more and for a base amount of services, although the Company believes its on-site presence generates additional business in the form of digital imaging services and more prepress work from that customer. If the primary customer's work flow is high, or if there is an equipment failure at that location, the Company augments on-site staff and equipment by working on the primary customer's projects at the Company's other facilities. The Company's on-site services vary according to the customer's needs. For some publications, such as Newsweek, U.S. News & World Report and BusinessWeek, the Company is responsible for operating, maintaining and staffing the on-site prepress equipment and for performing all prepress services for editorial content. Performing work on-site permits the Company to better understand its customers' preferences and workflow demands. This, in turn, enables the Company to be more responsive and to increase the level and type of service it provides. For example, when performing on-site prepress work, the Company has the ability to introduce the customer to its archiving and other digital imaging services. On-site work also reduces the time needed to approve or discuss revisions with the customer and to deliver the final product to the customer.

      Advanced Digital Imaging Services. The Company's advanced digital imaging services were developed by its Digital Imaging Services Division ("DISD"), established in 1993 upon hiring 18 people from Eastman Kodak Company's Commercial Imaging Photo CD division. DISD commenced work on the Digital Link System as a project for the New York Daily News to assist the newspaper with its demanding prepress and related image storage and retrieval functions. Using integrated equipment and proprietary software, the Digital Link System offers a cost-effective, easy-to-use method to store, manipulate, repurpose and distribute digital images. The open architecture of the Digital Link System enables the Company to tailor the system to each customer's digital imaging needs. The Company uses the Digital Link System to provide advanced digital imaging services, such as archiving and on-line distribution, to both traditional prepress and new groups of customers. These customers are increasingly looking to exploit new distribution methods, such as the World Wide Web, e-mail, proprietary on-line services and CD-ROM, all of which use digitized content. The World Wide Web and proprietary on-line services provide access to an organized method of "browsing" the Internet. Proprietary on-line services are available only to paying subscribers, however, and provide their own proprietary content as well as Internet access to such subscribers. Electronic mail, or e-mail, is any method of transmitting information over a local or global computer network to specific computer "addresses." Compact disc read-only-memory, or CD-ROM, is a high-capacity storage facility for text and images that has been organized for browsing on a personal computer equipped with a CD-ROM reader.

      Archiving. The Company uses its Digital Link System to create digital archives of photographic prints, slides, film and other images. Archiving images provides the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted and re-edited. Because the archived images are in digital form, they may be reused without having to be rescanned, thereby saving time and money, and are in a format suitable for print or on-line distribution. The Company's archiving services are tailored to each customer by evaluating the content and the customer's needs and provided to the customer as an open system archive. Once the images are digitized, the Company customizes a database that allows the customer to quickly access images using keywords, text searches or bar-codes. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are provided under long-term contracts, are typically related to millions of images, and are usually priced on a per-image basis according to the Company's evaluation of the customer's images and the scope of services to be provided. For example, since commencing its archiving services for Time Warner's Time Picture Collection, the Company has archived an average of 15,000 images per month for this customer.

      Broadcast Media Distribution Services. Through the acquisition of the assets of SpotLink, the Company has entered the "dub & ship" business. The "dub & ship" business encompasses the duplication and distribution in large volumes of television and radio commercials to broadcast and cable media for advertising agencies and their clients. As part of the acquisition, the Company entered into a long-term agreement under which Western will direct its "dub & ship" business to the Company. The Company believes its entrance into the "dub & ship" business will expand its services in the broadcast media area.

      On-Line Distribution. The Company provides consulting, development and support services to customers establishing on-line publishing sites, and maintains a World Wide Web server installation in its principal New York area facility. The Company is one of nine businesses selected to create sites on The Microsoft Network and has already created prototype sites for use on this service and other services using Microsoft's publishing tools, including an interactive text, image and audio site for Need to Know ("N2K"). U.S. News & World Report and The Atlantic Monthly also have each used the Company's services to establish sites on the World Wide Web. In conjunction with the American Society of Media Photographers, the Company provides an on-line image distribution service that archives pictures taken by the freelance photographers of the Society and makes them available for sale on-line to photo editors, researchers and others virtually anywhere in the world. To use this service, film is processed and scanned into a Digital Link System and transmitted on-line. Images are purchased directly from the Company, which the Company believes will reduce reliance on photographic stock houses. This service is provided with respect to the American Society of Media Photographer's library of images and is also provided in connection with time-sensitive, newsworthy events providing an almost instantaneous method of offering photographs for sale. The Company provided this service at the Academy Awards in 1997 and 1996 as well as in connection with the 1996 Olympic Games in Atlanta and other newsworthy events.

RELATED SERVICES

      At one of its facilities in Los Angeles, California, the Company provides printing services principally for entertainment customers, such as The Walt Disney Company. The Company prints movie posters, CD covers, video covers and promotional materials. Revenues from these printing services represented less than 10% of the Company's revenues in 1996.

      The Company has made a limited number of sales of the Digital Link System, primarily to newspapers and the event-driven and retail digital photography market. During 1996, the Company began to develop an expanded product line for its Digital Link System in the areas of digital photography. The Company intends to sell its Digital Link System to third party users and is considering providing certain types of digital photographic services directly. It is currently working with a major U.S. retailer whereby the Company's Digital Link System is being beta-tested in four of the retailers in-store photographic studio departments. Additionally, the Company is looking at various means of entering the event-driven photographic market, either by selling a digital photography version of its Digital Link System or by providing a complete digital photography service based on the Digital Link System. There is no assurance that this expanded product line and service offering will ever be accepted in the marketplace or significantly contribute to the Company's revenues.


TECHNOLOGY

      The Company's commitment to technology development enhances its ability to provide prepress and advanced digital imaging and other digital imaging related services. This commitment is demonstrated by its Digital Link System and its internal communications and satellite transmission capabilities.

      The Digital Link System. The Digital Link System, which integrates digital hardware and proprietary software, is a networked set of applications used to digitally capture, edit, store, archive and retrieve large numbers of images. Its features include zooming, enlarging, comparing side-by-side, sorting, categorizing, annotating, rotating, cropping, color retouching and page layout. Images that are archived using the system may be easily retrieved and manipulated by computer and distributed through electronic distribution channels that require digitized content.

      The Digital Link System uses integration software to link a variety of different image capture devices such as digital cameras, drum and flatbed scanners, wire services and other suitable high capacity storage devices. Optional software from the Company's suite of applications may be added to suit the customer's image management needs. For example, a customer may add a Photo CD Gateway, which interfaces with a scanner to capture images. A customer may also select the Digital Link Data Archivist which categorizes, reviews and selects images stored in the Digital Link System. The Digital Link System includes customized software which permits the system to interface with virtually any equipment the customer may already have, such as a proprietary or a "closed" prepress system or existing desktop systems. The software used in the Digital Link System was created by a team headed by Scott A. Brownstein, Executive Vice President of the Digital Imaging Services Division of the Company. Mr. Brownstein played a major role in the development of many of the technologies used in Kodak's patented Photo CD system.

      The Digital Link System enhances the delivery of prepress services. For example, the system enables a user to quickly and easily retrieve an image, and then enlarge, reposition and retouch the image as if using stand-alone prepress computer equipment.

      During 1996, the Company developed and began to offer an expanded product line for its Digital Link System in the area of Digital photography.

      Communications Networks. Each of the Company's facilities is connected by a data network system which enables the Company to allocate prepress work among its facilities for timely completion. The Company has also established communications links among its facilities and customer sites at which the Company is providing services. Additionally, the Company uses a satellite system to deliver final prepress work in digital form to 10 printing plants of seven unaffiliated printing companies. The Company leases transmission time on three frequencies on a year-round basis and has installed satellite transmitting equipment at its facilities and receiving equipment at the printing sites. This system was established originally to assist Newsweek, U.S. News & World Report, and BusinessWeek in meeting their demanding production cycles, but has been expanded to include transmissions for other publications. These include Aviation Week and Engineering News Record, which are McGraw-Hill publications, various Conde Nast publications on an as needed basis and special editions of Time Warner publications including People. The connection to multiple printing sites allows these publications to be printed at several locations in order to meet distribution schedules. Company personnel working at the printing plants on this network produce the film required to create printing plates and coordinate and calibrate the receiving equipment in an effort to ensure consistency in the final product among the various printing sites.


CUSTOMERS

      The Company's customer base encompasses a wide variety of enterprises and organizations, including leading publishers, advertising agencies, entertainment companies, an automobile manufacturer and catalog and other businesses focused on quality print and graphic images and the distribution of advertising content. No single customer produced 10% or more of the Company's revenues in 1996. The Company's twenty largest customers accounted for approximately 53.8% of the Company's revenues in 1996. Revenues from many of the Company's large customers, however, are an aggregation of revenues for services provided by the Company to different groups or publications within a customer. For example, the Company provides services to 12 divisions of The Walt Disney Company, each of which plays a major role in the selection of a prepress vendor. In 1996, approximately 8.5% of the Company's total revenues came from multi-year contracts with U.S. News & World Report, L.P., and Daily News, L.P., companies beneficially owned by Mr. Mortimer B. Zuckerman, the Chairman of the Board of Directors of the Company, and Mr. Fred Drasner, Chairman, Chief Executive Officer, and a director of the Company. An additional 28.4% of the Company's revenues were under multi-year contracts or arrangements with nonaffiliated customers. As is customary in the prepress industry, in most cases there is no contractual arrangement that would prevent prepress customers from selecting a competitor of the Company to perform some or all of their prepress work. In 1996, 35 of the Company's non-affiliate customers each generated over $500,000 of revenues for the Company. As of December 31, 1996, the Company had over 800 customers.


SALES AND MARKETING

      To date, the Company has relied primarily on its senior officers, general managers and regional sales organizations to market its prepress and digital imaging services. Because they have conducted business together over several years, personnel at each facility have established strong working relationships with particular customer industries that are prevalent around its location. For instance, personnel at the Los Angeles facilities have strong relationships with the entertainment industry, at the Detroit facility with the automotive industry, and at the New York facilities with the publishing industry. These relationships also extend to advertising agencies that perform work for these customers. This specialization within certain industries developed over the Company's years of service performing prepress work.

      The Company is in the process of expanding its sales force to focus on on-site and outsourcing arrangements for customers currently performing all or a portion of their prepress work in-house. Because such a decision to outsource is made at a level higher than prepress vendor selection decisions, the Company believes that a separate sales force is more conducive to obtaining such business.

      The Company is also is in the process of expanding its sales force to market digital imaging services to traditional and new groups of customers. Prior to the latter half of 1996, such services have been marketed only by several senior officers of the Company. The Company is also expanding the sales force of its SpotLink division. The Company believes its long-term agreement with Western, a subsidiary of the InterPublic Group, and the largest media buyer in the U.S., under which Western will direct its "dub & ship" business to the Company, creates a significant sales opportunity. Additionally, the Company's sales force has begun cross-selling the broad range of its services.


VENDOR ARRANGEMENTS

      The Company is a major purchaser of certain types of products. Because of the dollar amount of the products it purchases, the Company has been in a position to enter into arrangements with vendors pursuant to which the vendors pay rebates and, in some instances, prepay to the Company a rebate based upon a specified dollar volume of products purchased by the Company over a given time period. The Company is entitled to retain the prepaid amount in full if it purchases the stated volume, and would be obligated to repay all or a portion of the amount depending on the difference between the stated volume and the volume actually purchased. In 1995, the Company received prepaid rebates aggregating approximately $3.5 million, approximately $0.8 million of which was earned with respect to volumes purchased in 1995 and approximately $2.7 million of which is earnable based on purchases to be made in 1997 and 1998. The Company expects, through its normal purchasing requirements, to purchase the amounts necessary to earn the rebate prepaid with respect to 1997 and 1998. The Company also received prepaid rebates in March 1996 aggregating approximately $0.9 million, all of which was earned in 1996.


COMPETITION

      Prepress services are performed primarily by three types of businesses:
(i) independent providers which typically do not also offer commercial printing services as a principal part of their overall business; (ii) commercial printers that provide image management services as an adjunct to their printing businesses; and (iii) customers which perform certain services themselves using available desktop publishing technologies. The industry is currently extremely fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on price by bundling the cost of prepress services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent providers.

      The Company competes for prepress work on the basis of quality of service, price of service and the ability to satisfy demanding customers. The Company believes that not every prepress provider can meet the demands of the types of customers served by the Company. Among this smaller group, the Company competes primarily based on historical reliability of service and on price. The Company believes it maintains competitive prices by efficiently implementing new technologies in its digital imaging and prepress businesses. Additionally, the Company believes that it is able to maintain competitive prices by coordinating its customers' in-house capabilities with its own equipment, thereby minimizing redundant processes and lowering customer costs. In addition, the Company competes for prepress work based on its ability to provide other digital imaging services. For example, the Company provides digital archiving services for prepress customers at a lower cost than if purchased on a stand-alone basis because of the Company's ability to efficiently integrate the prepress and archiving processes.

      Independent prepress providers typically provide services based upon a customer's request for which the provider is paid on a per-job basis. In most cases, there is no contractual arrangement that would prevent a customer from changing prepress providers on a per-project basis. The Company has obtained, however, several multi-year contracts, and intends to continue to compete for additional such contracts. Pursuant to these contracts, the Company typically provides most, if not all, of the required staff and equipment.

      In the publication area, the Company competes with numerous regional prepress companies, such as Spectragraphics in the New York area, TSI Graphics in St. Louis, and NEC in Tennessee. The Company competes nationally for publication business with American Color. Additionally, the Company competes with large commercial printers, such as R. R. Donnelley & Sons, Co., World Color Press, Inc. and Quad/Graphics, Inc. These commercial printers typically offer major price incentives through multiple year contracts for publications to do both their printing and prepress work at that printer's facilities. The Company's primary national competitor for advertising agency business is Wace, U.S.A., which is headquartered in Chicago, and a number of smaller regional prepress companies. The Company competes with many vendors in providing advanced digital imaging services, including Wace, U.S.A. and R. R. Donnelley & Sons, Co.

      In the area of digital imaging and archiving, the Company competes with a small number of software-development companies marketing products to manage image databases. The Company believes however, that the breadth of service

(i.e., associated scanning and output options) provided by the Company through its Digital Link System surpasses that of these other products. For example, Cascade and SRA are competing database software products; however, in both cases, the Company has secured ancillary business (e.g., scanning services and archiving) with enterprises using these competing products. T-1 is a production and archiving alternative developed specifically for the newspaper market, and is in direct competition with the Company's Digital Link System for customers in the newspaper-publishing industry. The Company believes that its fully-integrated system offers greater flexibility than its competitors' systems, which are primarily stand-alone databases.

      In the area of retail photography and events imaging, competition to the Company's offerings is mainly in the form of small software shops offering digital solutions, such as EPS, Castleworks and ANSI. The Company believes that its ability to effectively market its products and support its installations surpasses the ability of its competitors. Various larger companies, such as Polaroid and Kodak, compete with the Company as equipment vendors and offer more fully equipped systems that utilize hardware components manufactured by their respective parent companies, unlike the Company's offerings for retail photography and events imaging, which are modular and capable of integrating equipment (e.g., digital cameras and dye-sublimation printers) from virtually any leading manufacturer.

      In the distribution of broadcast media (the dub & ship business), the Company competes with many local and/or regional suppliers as well as certain other suppliers that provide these services on a national basis. These services are typically provided on a per-job basis. There are generally no contractual arrangements that would prevent a customer from changing providers. The Company believes competition is based on quality of duplication, speed and reliability of distribution as well as price.


EMPLOYEES

      As of December 31, 1996, the Company had approximately 1,215 full-time employees, approximately 418 of whom are salaried employees and approximately 797 of whom are hourly employees. Approximately 111 of the Company's employees at the Chicago and Los Angeles facilities, primarily in the area of production, are covered by two collective bargaining agreements with the Graphic Communications International Union that expire August 31, 1998, and December 31, 1999, respectively. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.


INTELLECTUAL PROPERTY

      The Company has a copyright in the software comprising the Digital Link(R) System. Copyrights do not preclude competitors from developing comparable software. The Company does not currently have any patents. The Company owns the registered trademarks "Applied Graphics Technologies," "Digital Link," "AGT" and other marks used in its business.


RECENT DEVELOPMENTS

      In March 1997, the Company signed a contract to be the primary provider of digital prepress production services and distribution and warehousing of radio and television commercials for General Motors. Under this long-term contract, which initially runs through August 2000 and is renewable for an additional two years at General Motors' option, the Company will consolidate all activities relating to the use of General Motors' visual content, including photographic images and audio and video commercials.

ITEM 2. PROPERTIES

      The Company maintains its corporate headquarters in New York City under a lease expiring in 1998. The Company leases approximately 77,000 square feet of space in Carlstadt, New Jersey, where it provides prepress services for publications, retail catalog services, and advertising agencies and satellite transmission services. The lease expires on December 31, 1999. The Company also leases approximately 48,000 square feet of space in Chicago, Illinois, where it provides prepress services for advertising agencies and publications. The lease expires on January 31, 2001. The Company owns an approximately 100,000 square-foot facility in Los Angeles, where it provides prepress and certain printing services primarily for entertainment industry customers and for publications and advertising agencies. The following table identifies the Company's facilities and the principal customer base serviced at each location. Besides the Carlstadt, Chicago and Los Angeles facilities discussed above, the facilities included in the following table are each less than 15,000 square feet and have leases that expire in 1997 through 2002. The Company believes that its facilities are adequate to meet its current requirements.

      LOCATION                                            PRINCIPAL CUSTOMER BASE
      --------                                            -----------------------
      New York City metropolitan area
         (2 facilities)...............................    Publications, advertising agencies, and general
                                                          accounts

      Rochester, New York.............................    Digital imaging services customers

      Boulder, Colorado...............................    Digital imaging services customers

      Detroit, Michigan
         (2 facilities)...............................    Automotive industry, advertising agencies

      Chicago, Illinois ..............................    Advertising agencies, publications and general
                                                          accounts

      Los Angeles metropolitan area
         (2 facilities)...............................    Entertainment companies, advertising agencies

      San Francisco metropolitan area.................    Publications, catalogs

      Wilmington, Ohio................................    Advertising agencies

      The Company also provides on-site services at customer locations. The services provided at on-site facilities include work performed for the primary customer and in certain locations for additional customers as capacity allows. The Company believes that its facilities are adequate to meet its current requirements.


ITEM 3. LEGAL PROCEEDINGS.

      The Company is not subject to any material litigation, nor to the Company's knowledge is any material litigation currently threatened against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board
 .

              NAME                      AGE                        POSITION
              ----                      ---                        --------
Fred Drasner....................         54     Chairman and Chief Executive Officer, Director

Melvin A. Ettinger..............         55     Vice Chairman and Chief Operating Officer, Director

Diane Romano....................         46     President

Martin D. Krall.................         56     Executive Vice President, Chief Legal Officer and
                                                Secretary, Director

Scott A. Brownstein.............         48     Executive Vice President, Digital Imaging Services
                                                Division

Louis Salamone, Jr..............         50     Senior Vice President and Chief Financial Officer

Georgia L. McCabe...............         42     Senior Vice President, Digital Imaging Services
                                                Division


      Fred Drasner, Chairman and Chief Executive Officer and a director of the Company, has been the Chief Executive Officer of Daily News, L.P. and Co-Publisher of the New York Daily News since 1993, the Chief Executive Officer of U.S. News & World Report, L.P. since 1985, and President of U.S. News & World Report, L.P. from 1985 to February 1997, the Chairman and Chief Executive Officer of Applied Printing since 1986, and the Vice-Chairman and Chief Executive Officer of The Atlantic Monthly Company since 1986. Mr. Drasner also was senior counsel to Shaw, Pittman, Potts & Trowbridge until his resignation in April 1996. Mr. Drasner also serves as a Director of Snyder Communications, Inc.

      Melvin A. Ettinger, Vice Chairman, Chief Operating Officer and a director of the Company, joined the Company in April 1996. From January 1994 to March 1996, he served as President and Chief Executive Officer of Xerox Graphic Systems, which conducts research and development of products to replace film. He also served as Senior Vice President of Sun Chemical Corporation and President and Chief Executive Officer of its subsidiary, Polychrome Corporation, a supplier of lithographic plates, from 1990 to 1994.

      Diane Romano, President of the Company, served as Executive Vice President of Applied Printing from 1993 to 1995 where she had overall responsibility for prepress and digital imaging services, sales, operations and technical developments. Ms. Romano served as Senior Vice President of the Publication and Catalog Division of Applied Printing from 1988 to 1993.

      Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary and a director of the Company, has been since January 1995 Executive Vice President and the Chief Legal Officer of the Daily News, L.P., Applied Printing, The Atlantic Monthly Company, and U.S. News & World Report, L.P. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw, Pittman, Potts & Trowbridge where he was a member of the Management Committee from 1978 to 1994, and the Vice-Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall also was senior counsel to Shaw, Pittman, Potts & Trowbridge until his resignation in April 1996.

      Scott A. Brownstein, Executive Vice President, Digital Imaging Services Division, was the Senior Vice President and General Manger of DISD from 1993 to 1995 where he was responsible for developing and marketing the Company's digital imaging services. Prior to joining the Company, Mr. Brownstein served from 1987 to 1993 as Manager of Advanced Development for Worldwide Electronic Imaging Systems, Consumer Imaging Division at the Eastman Kodak Company, responsible for the design, development and implementation of Kodak's Photo CD technology and end user technology for Photo CD.

      Louis Salamone, Jr., Senior Vice President and Chief Financial Officer of the Company, joined the Company in 1996. He previously served as Vice President and Chief Financial Officer of Nextel Communications, Inc., a provider of wireless communications services, from September 1994 through May 1996. He was a partner in Deloitte & Touche LLP, an international accounting and consulting firm, from June 1980 through September 1994.

         Georgia L. McCabe, Senior Vice President, Digital Imaging Services Division, was the Senior Vice President, Marketing and Business Development of DISD at the Company from 1993 to 1995 where she was responsible for developing the overall business and marketing strategies for the division. Prior to joining the Company, Ms. McCabe served from 1991 to 1993 as Director of Worldwide Commercial Photo CD at the Eastman Kodak Company, where she was responsible for developing and implementing corporate strategies for marketing Photo CD products. From 1988 to 1991, Ms. McCabe served as the Director of Worldwide Marketing Strategy and Business Development for the Integration and System Products Division at Eastman Kodak Company, responsible for marketing strategies and programs for the division.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The common stock of the Company ("the "Common Stock") commenced trading on April 17, 1996, the date of its initial public offering. The Common Stock is traded on the Nasdaq National Market. The following table sets forth the high and low sales price for each full quarterly period during which the Common Stock was traded.

                                                    1996
                                          ------------------------
                                            High            Low
                                          --------        --------
          Third quarter                    16              10 1/2
          Fourth quarter                   29 1/8          14 3/4


      As of March 10, 1997, there were 967 holders of record of the Common Stock. No dividends have been paid since the date of the initial public offering. The Company currently intends to retain any future earnings for use in the operation of its business for the foreseeable future. As of December 31, 1996, under the most restrictive covenant of the Company's revolving credit facility, approximately $10,000,000 were available for the payment of dividends.


ITEM 6. SELECTED FINANCIAL DATA.

      The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the financial statements.

December 31,                                              1996        1995(a)        1994(a)        1993        1992
----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share amounts)
Revenues                                               $ 132,725    $ 117,802       115,986       103,973    $  80,753

Income (loss) before provision for income taxes        $  10,820    $  (7,812)       (8,757)          798    $     866

Net income (loss)                                      $   9,955    $  (7,812)       (8,757)          798    $     866

Earnings per common share:
  Primary                                              $    0.78

  Fully diluted                                        $    0.74

Total assets                                           $  72,147    $  44,809        53,859        57,506    $  46,633

Long-term obligations:
  Long-term debt                                       $   6,005    $     853         2,394         3,821    $   2,615
  Obligations under capital lease                          1,265        2,415         3,017         4,056        3,874
                                                       ---------    ---------     ---------     ---------    ---------
     Total                                             $   7,270    $   3,268         5,411         7,877    $   6,489
                                                       =========    =========     =========     =========    =========

(a) Amounts for 1995 and 1994 include reorganization charges of $3,060 and $6,668, respectively (see Note 19 to the financial statements).

(b)   No dividends have been paid on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On April 16, 1996, the Company commenced the initial public offering (the "Offering") of the Company's Common Stock. Concurrent with the Offering, the Company acquired substantially all of the assets and certain liabilities relating to the prepress, digital imaging services and related businesses of Applied Printing (collectively, the "Prepress Business"). The acquisition of the Prepress Business has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through April 16, 1996, and the results of the Company from April 17, 1996, through December 31, 1996. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto.


RESULTS OF OPERATIONS
Year Ended December 31, 1996, Compared with 1995

      Revenues in 1996 were $14,923,000 higher than in 1995 primarily due to increased digital imaging services, additional on-site facilities management contracts, and revenue from the ad management business that commenced in 1996.

      Additional gross profit of $8,977,000 in 1996 resulted from the additional revenues for the year as well as from an increase in the higher margin digital business and improved gross profit in the traditional prepress business as a result of the Company shedding low margin business and implementing more cost effective production workflows in certain of its facilities. These improvements resulted in an increase in the gross profit percentage to 30.5% in 1996 as compared to 26.7% in 1995.

      Selling expenses in 1996 were $670,000 lower than in 1995, resulting in a decrease in the amount as a percent of revenue to 11.7% in 1996 from 13.7% in 1995. This improvement is primarily due to a reduction in costs associated with the reorganization efforts and increased business from on-site facilities management contracts and digital imaging services, which require less sales support than the traditional prepress business.

      General and administrative expenses decreased $4,305,000 in 1996 and represented 9.8% of revenue as compared to 14.7% in 1995. This decrease was principally the result of non-recurring charges incurred in 1995 relating to closed facilities and the reversal of certain bad debt and state sales tax reserves no longer required in 1996. The sales tax reserve was established for potential exposure with respect to an issue that was not raised by the governmental authority within the statute of limitations period, which expired in 1996. The reduction in the bad debt reserve reflects the results of an improved collection effort in 1996. These decreases were partially offset by increased costs associated with the new on-site facilities management contracts and the ad management business. General and administrative expenses in 1996 include $1,534,000 of costs allocated from related parties. Prior to the Offering, Applied Printing and other related parties provided general management, treasury, financial reporting and legal services. These expenses were allocated to the Prepress Business on the basis of either specific identification or an allocation methodology that management believes to be reasonable.

      Operating income in 1996 was $17,012,000 higher than in 1995 primarily due to the improvements discussed above and the effects of a reorganization charge of $3,060,000 incurred in 1995 with no corresponding charge incurred in 1996.

      Interest expense in 1996 was $1,499,000 less than in 1995 primarily due to the repayment of debt with the proceeds from the Offering.

      Other income in 1996 was primarily comprised of investment income.

      Prior to the Offering, the Prepress Business was treated as a partnership for Federal and state income tax purposes and was not subject to income tax. A provision for income taxes is included for 1996 only for the results of operations subsequent to April 16, 1996. See Note 11 to the financial statements for a reconciliation of the statutory Federal income tax rate to the Company's effective rate in 1996.

      In addition to its ongoing relationship with Applied Printing, the Company also transacts business with the Daily News, L.P. (the "Daily News") and U.S. News & World Report, L.P. ("U.S. News"), both of which are beneficially owned by the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company. Sales to related parties for the years ended December 31, 1996, 1995, and 1994 totaled $11,610,000, $7,901,000 and $7,301,000, respectively.


Year Ended December 31, 1995, Compared with 1994

      Revenues in 1995 increased by $1,816,000 as compared to 1994 primarily as a result of increased advertising agency business, increased sales at the Los Angeles division and a shift of advertising agency prepress work from Applied Printing's printing division to the Company's metropolitan New York facilities. Revenue increased, to a lesser extent, from an increase in prepress and digital archiving sales to U.S. News and the Daily News. Revenue increases in 1995 were mostly offset by a decrease in revenues at the Chicago facility and one of the New York facilities. Growth in revenue also was temporarily disrupted in the fourth quarter of 1995 by the relocation of one of the Los Angeles facilities and the consolidation of one of the Company's New York City facilities into other New York metropolitan area facilities.

      Gross profit as a percentage of revenue increased in 1995 to 26.7% from 26.5% in 1994. This increase was the net result of improving efficiencies at the Company's two largest facilities and improved work flow coordination of certain of the Company's customer on-site business with its own facilities, partially offset by the relocations during 1995 of the San Francisco and Los Angeles facilities, and a decrease in revenues at the Chicago facility and one of its New York facilities.

      Selling expenses increased slightly in 1995 to 13.7% from 13.6% of revenue in 1994 due to the higher selling costs related to increased sales in advertising agency business. Selling expenses for prepress services are significantly affected by the mix of work. Prepress services for advertising agencies and entertainment companies tend to have higher sales commissions and related selling costs compared to prepress services for publishing companies.

      General and administrative expenses in 1995 increased $1,032,000 to 14.7% from 14.1% of revenue in 1994 primarily due to the increased expenses relating to digital imaging services and New York advertising agency business and from an increase in costs allocated from Applied Printing. General and administrative expenses in 1995 include $6,645,000 of such allocated costs.

      Reorganization charges were incurred in 1995 as a result of the consolidation of one of the Company's New York City facilities into other New York metropolitan area facilities. A non-recurring reorganization charge of $3,100,000 was recorded that consisted of $600,000 for assets that are no longer utilized in the Company's business, $1,400,000 for contractual lease obligations for facilities that provide no further benefit to the Company and $1,100,000 for the related leasehold improvements.

      Interest expense, which increased $525,000 in 1995, represents interest on equipment notes and leases of the Prepress Group and an allocation of Applied Printing's interest expense The increase in interest expense during the year is primarily due to an increase in total debt of Applied Printing to fund acquisitions, capital expenditures and operations as well as an increase in interest rates in 1995.

      The Company sustained damage to two of its New York City facilities in 1995. Insurance proceeds of approximately $4,200,000, offset by related costs, resulted in a non-recurring gain of $2,023,000, which is included in Other income. These gains were offset by other non-operating expenses totaling $1,300,000, resulting in other income of $600,000 for the period.

LIQUIDITY AND CAPITAL RESOURCES

      Upon the issuance of the Company's common stock in an initial public offering, the Company received net proceeds of $46,103,000. Of these proceeds, $21,000,000 was used to repay secured senior indebtedness (the "Institutional Senior Indebtedness") to Applied Printing's primary institutional lender that had been assumed by the Company in connection with the acquisition of the Prepress Business. A portion of this repayment represented a repayment of intercompany borrowings and a portion represented a distribution to Applied Printing. In addition, $16,000,000 of these proceeds was invested in short-term interest-bearing investments which supported a standby letter of credit that, in turn, collateralized payment of a $16,000,000 promissory note (the "Applied Printing Note") payable to Applied Printing. The Applied Printing Note was executed in connection with the acquisition of the Prepress Business and was fully repaid by February 1997. The remaining proceeds were used for working capital, capital expenditures, repayment of all intercompany borrowings except for the Applied Printing Note, and other general corporate purposes.

      Prior to the Offering, the Company had historically financed its operations and capital expenditures with cash generated by operations, through intercompany borrowings, and from prepaid vendor rebates (see Note 13 to the financial statements). Subsequent to the Offering, the Company has financed its operations and capital expenditures with cash generated from operations, proceeds from the Offering, sale and leaseback arrangements, and borrowings under a revolving credit facility. During 1996, the Company received $4,093,000 in proceeds from sale and leaseback arrangements relating to previously acquired equipment . In addition, the Company obtained a $10,000,000 revolving credit facility during 1996, of which $5,628,000 was borrowed as of December 31, 1996. The proceeds from the revolving credit facility were primarily used to purchase and improve a new facility for the operations in Los Angeles, CA. The Company intends to enter into a sale and leaseback or other financing arrangement in 1997 to finance this new facility and to use the proceeds to repay the amounts borrowed under the revolving credit facility. The Company has not currently obtained any commitment for such financing. The Company is also pursuing additional credit facilities. The Company is currently negotiating additional equipment leasing facilities with various financing sources. There is no assurance that any specific amount of such financing will be consummated.

      Cash flows from operating activities decreased by $3,491,000 in 1996 as compared to 1995 primarily due to the increase of accounts receivable attributable to increased revenues and the paydown of accounts payable and other liabilities. Cash flows used in investing activities increased by $14,500,000 in 1996 primarily due to the investment in a new facility in Los Angeles, CA, including the purchase of the building, and additional equipment purchases associated with the additional on-site facilities management contracts and the new ad management business.

      Working capital increased $40,802,000 during 1996 principally as a result of the repayment of short-term intercompany borrowings with the proceeds of the offering and the increase in accounts receivable.

      The Company's capital expenditure plan for 1997 is approximately $6,500,000 (exclusive of capital expenditures with respect to new on-site facilities management contracts), essentially all of which is for new manufacturing equipment. In addition, the Company expects its new contract with General Motors will require an additional capital investment of approximately $6,500,000 by the end of 1998. The Company intends to finance a substantial portion of these expenditures under operating leases or sale and leaseback arrangements.

      The Company believes that the cash flow from operations, its revolving credit facility and its potential ability to obtain funding from financing sources will be sufficient to fund its cash needs for the foreseeable future.

      The Company does not believe that inflation has had a material impact on its business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.


We have audited the accompanying balance sheet of Applied Graphics Technologies, Inc. (a majority-owned subsidiary of Applied Printing Technologies L.P.) ("the Company") as of December 31, 1996, and the related statements of operations, stockholders' equity and owner's equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/
DELOITTE & TOUCHE LLP
MARCH 12, 1997
NEW YORK, NEW YORK

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Owners of the Predecessor Group:


      We have audited the accompanying combined balance sheet of the Predecessor Group to Applied Graphics Technologies, Inc. as of December 31, 1995, and the related combined statements of operations, cash flows and changes in owners' equity (deficit) for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Predecessor Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Predecessor Group as of December 31, 1995 and the combined results of their operations and cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                    /s/
                                    Coopers & Lybrand L.L.P.





New York, New York
March 8, 1996

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                                 BALANCE SHEETS
              (In thousands of dollars, except per-share amounts)

                                                                                   December 31,
                                                                          -----------------------------
                                                                              1996             1995
                                                                          ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $      2,567     $        666
   Marketable securities at cost                                                 1,600
   Accounts receivable - trade (net of allowances of $472 in 1996 and
     $1,431 in 1995)                                                            29,584           19,476
   Due from affiliates                                                                            1,841
   Inventory                                                                     4,639            3,582
   Prepaid expenses and other current assets                                     2,485            3,050
   Deferred income taxes                                                           705
                                                                          ------------     ------------
          Total current assets                                                  41,580           28,615

Property, plant and equipment, net                                              20,544           13,741
Goodwill (net of amortization of $552 in 1996 and $405 in 1995)                  7,121              551
Deferred income taxes                                                            1,644
Other assets                                                                     1,258            1,902
                                                                          ------------     ------------

          Total assets                                                    $     72,147     $     44,809
                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY/OWNERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                   $    19,630     $     20,096
   applied Printing Note                                                         1,600
   Current portion of long-term debt                                               507              711
   Current portion of obligations under capital leases                           1,354            1,576
   Intercompany borrowings                                                                       30,181
   Due to affiliates                                                               354
   Other current liabilities                                                     2,407            1,125
                                                                          ------------     ------------
          Total current liabilities                                             25,852           53,689

Long-term debt                                                                   6,005              853
Obligations under capital leases                                                 1,265            2,415
Other liabilities                                                                3,142            7,233
                                                                          ------------     ------------
          Total liabilities                                                     36,264           64,190
                                                                          ------------     ------------
Commitments and contingencies
Stockholders' Equity/Owners' Deficit:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 40,000,000 shares authorized;
      shares issued and outstanding: 14,349,683)                                   143
   Additional paid-in capital                                                   25,584
   Retained earnings                                                            10,156
   Owners' deficit                                                                              (19,381)
                                                                          ------------     ------------
      Total stockholders' equity/owners' deficit                                35,883          (19,381)
                                                                          ------------     ------------
           Total liabilities and stockholders' equity /owners' deficit    $     72,147     $     44,809
                                                                          ============     ============

                        See Notes to Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)


For the years ended December 31,                     1996          1995          1994
                                                   ---------     ---------     ---------
Revenues                                           $ 132,725     $ 117,802     $ 115,986
Cost of revenues                                      92,242        86,296        85,297
                                                   ---------     ---------     ---------

Gross profit                                          40,483        31,506        30,689
                                                   ---------     ---------     ---------

Selling expenses                                      15,486        16,156        15,746
General and administrative expenses                   13,068        17,373        16,341
Reorganization charge                                                3,060         6,668
                                                   ---------     ---------     ---------
  Total operating expenses                            28,554        36,589        38,755
                                                   ---------     ---------     ---------

  Operating income (loss)                             11,929        (5,083)       (8,066)

Interest expense                                      (1,833)       (3,332)       (2,807)
Other income, net                                        724           603         2,116
                                                   ---------     ---------     ---------

Income (loss) before provision for income taxes       10,820        (7,812)       (8,757)

Provision for income taxes                               865
                                                   ---------     ---------     ---------
Net income (loss)                                  $   9,955     $  (7,812)    $  (8,757)
                                                   =========     =========     =========

Earnings per common share:
  Primary                                          $    0.78
  Fully diluted                                    $    0.74

Weighted average number of common shares:
  Primary                                             12,797
  Fully diluted                                       13,506

                        See Notes to Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


For the years ended December 31,                                       1996         1995         1994
                                                                     --------     --------     --------
Cash flows from operating activities:
Net income (loss)                                                    $  9,955     $ (7,812)    $ (8,757)
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
      Depreciation and amortization                                     4,932        5,359        7,405
      Deferred taxes                                                   (2,349)
      Gain on insurance settlement                                        (18)      (2,023)      (1,908)
      Reorganization charges                                                         3,060        6,668
      Other                                                               (40)       1,012          747
Management of Changes in Operating Assets and Liabilities, net of
  effects of acquisitions:
      Accounts receivable                                             (11,442)       3,772       (2,550)
      Due from affiliates                                               1,917         (981)       2,110
      Inventory                                                          (937)        (422)        (426)
      Other assets                                                      2,452        1,401         (148)
      Accounts payable and accrued expenses                              (413)       1,387        2,513
      Other liabilities                                                (2,591)         204         (275)
                                                                     --------     --------     --------
Net cash provided by operating activities                               1,466        4,957        5,379
                                                                     --------     --------     --------

Cash flows from investing activities:
      Investment in marketable securities                              (1,600)
      Property, plant and equipment expenditures                      (14,851)      (3,455)      (4,296)
      Proceeds from the sale of fixed assets                            1,099        1,483
      Net proceeds from insurance claims                                  243        1,782        1,189
      Entities purchased, net of cash acquired                            350          (69)      (1,000)
                                                                     --------     --------     --------
Net cash used in investing activities                                 (14,759)        (259)      (4,107)
                                                                     --------     --------     --------

Cash flows from financing activities:
      Proceeds received from the sale of common stock                  46,103
      Borrowings under revolving credit line                            5,628
      Proceeds from sale/leaseback transactions                         4,093          558          945
      Repayment of Applied Printing Note                              (14,400)
      Repayment of notes and capital lease obligations                 (2,662)      (4,020)      (4,875)
      Increase in (repayments of) intercompany borrowings, net        (18,000)       3,789       10,367
      Net distributions to Applied Printing                            (5,568)      (4,449)      (8,422)
                                                                     --------     --------     --------
Net cash provided by (used in) financing activities                    15,194       (4,122)      (1,985)
                                                                     --------     --------     --------

Net increase (decrease) in cash and cash equivalents                    1,901          576         (713)
Cash and cash equivalents at beginning of year                            666           90          803
                                                                     ========     ========     ========
Cash and cash equivalents at end of year                             $  2,567     $    666     $     90
                                                                     ========     ========     ========

                        See Notes to Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
         STATEMENTS OF STOCKOLDERS' EQUITY AND OWNERS' EQUITY/(DEFICIT)
              (In thousands of dollars, except per-share amounts)


                                                            Additional                Owner's
                                                 Common      Paid-in-     Retained    Equity/
                                                 Stock       Capital      Earnings    (Deficit)
                                                --------     --------     --------    --------
Balance at January 1, 1994                                                            $ 10,059
Net loss for the year                                                                   (8,757)
Distribution for the year                                                               (8,422)
                                                                                      --------

Balance at December 31, 1994                                                            (7,120)
Net loss for the year                                                                   (7,812)
Distribution for the year                                                               (4,449)
                                                                                      --------

Balance at December 31, 1995                                                           (19,381)
Issuance of 9,309,900 common shares in
   exchange for assets of Prepress Business     $     93
Issuance of 4,500,000 common shares in
   a public offering at $12.00 per share              45     $ 46,058
Issuance of 539,683 shares in an acquisition
   at $15.75 per share                                 5        8,495
Net income (loss) for the period                                          $ 10,156        (201)
Distribution for the year                                                               (9,387)
Conveyance                                                    (28,969)                  28,969
                                                --------     --------     --------    --------


Balance at December 31, 1996                    $    143     $ 25,584     $ 10,156    $      0
                                                ========     ========     ========    ========

                        See Notes to Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands of dollars, except per-share amounts)


1. ORGANIZATION AND BASIS OF PRESENTATION

      Applied Graphics Technologies, Inc. (the "Company") is a provider of digital prepress services to magazine publishers, advertising agencies, entertainment companies and catalog retailers. In addition, the Company provides outsourced, on-site prepress and related services to third parties and advanced digital imaging services, such as digital archiving and distribution services, and commencing in December 1996, duplication and distribution services of advertising content for the broadcast industry. The Company was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer of the Company (the "CEO"), was issued 100 shares of common stock and became the Company's sole stockholder.

      On April 16, 1996 (the "Offering Date"), the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's Common Stock, was declared effective. Upon the offering being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services and related businesses of Applied Printing (collectively, the "Prepress Business") in exchange for 9,309,900 shares of the Company's Common Stock and $37,000 of additional consideration ("Additional Consideration") comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000 and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. The Company received net proceeds of $46,103,000 from the Offering, of which $21,000,000 was used to repay Institutional Senior Indebtedness and $16,000,000 was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note. At December 31, 1996, Applied Printing owned approximately 60% of the Company's outstanding common stock.

      The acquisition of the Prepress Business has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through April 16, 1996, and the results of the Company from April 17, 1996, through December 31, 1996. The financial statements through the Offering Date have been prepared by combining the assets, liabilities, results of operations and cash flows of the specific divisions that comprise the Prepress Business. Historically, these specific divisions have operated as separate business units and maintained their own books and records. Through the effective date, Applied Printing managed the cash and financing requirements of all of its divisions centrally; as such, the interest expense, and related intercompany borrowing, represent an allocation of Applied Printing's interest expense and the related debt. As discussed in Note 9, this allocation of debt is presented as an intercompany borrowing. Additionally, Applied Printing and other related parties had historically provided certain corporate, general and administrative services to the Prepress Business including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements include an allocation of expenses for such services. The combined financial position and combined results of operations of the Prepress Business may differ from results that may have been achieved had the Prepress Business operated as an independent entity.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH EQUIVALENTS: Cash equivalents include highly liquid investments with a maturity of less than three months at the time of acquisition.

      MARKETABLE SECURITIES: Marketable securities consist of United States government obligations that mature in January 1997. These securities support a letter of credit that collateralizes the Applied Printing Note. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities have been classified as held to maturity and are recorded at amortized cost, which approximates fair value due to their short-term maturity.

      INVENTORY: Raw materials are valued at the lower of cost (cost being determined on a weighted average basis) or market. Work-in-process, consisting of labor and materials on partially completed projects, is recorded at cost (specific identification) but not in excess of net realizable value.

      PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which generally range from 30 years for buildings to three years for computer software and vehicles. Leasehold improvements and amounts recorded under capital leases are amortized on the straight-line method over the terms of the leases or their estimated useful lives.

      REVENUE RECOGNITION: Revenue is recognized at the time projects are shipped or transmitted to the customer. Revenue for digital archiving services is recognized on a per-image basis as items are scanned.

      GOODWILL: Goodwill is being amortized on the straight-line method over periods ranging from 7 to 20 years. The Company continually evaluates the carrying value of goodwill by comparing it to the undiscounted expected future cash flows to be generated. Goodwill is written off when there has been a loss of value.

      INCOME TAXES: The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Offering Date and was not subject to tax. A provision for income taxes is included in the Company's Statement of Operations only for the period subsequent to the Offering Date.

      EARNINGS PER SHARE OF COMMON STOCK: Earnings per share of common stock are computed by dividing net income by the weighted average of the number of shares of common stock and common stock equivalents, where dilutive, outstanding.

      LONG-LIVED ASSETS: In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

      ESTIMATES: The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATION OF PRIOR YEARS' FINANCIAL STATEMENTS: Certain prior-year amounts in the accompanying financial statements have been reclassified to conform with the 1996 presentation.


3. ACQUISITION

      On December 3, 1996, the Company acquired the assets of SpotLink, Inc. ("SpotLink"), a company that reproduces and distributes commercials to broadcast and cable media, for a purchase price of approximately $8,500. The assets, consisting primarily of duplication equipment, were acquired for 539,683 shares of the Company's common stock.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of SpotLink have been recorded at their estimated fair values at the date of acquisition.. The excess of the purchase price over the fair value of the net assets acquired was $6,716 and has been recorded as goodwill, which is being amortized on the straight-line method over 20 years. The results of operations of SpotLink have been included in the Statement of Operations since the date of the acquisition.

      The following unaudited pro forma information combines the results of operations of the Company and SpotLink for the years ended December 31, 1996 and 1995, calculated as if the acquisition had occurred on January 1, 1995. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1996 and 1995 or of results which may occur in the future.


Unaudited                                                 1996          1995
                                                        ---------     ---------
Total revenues                                          $ 139,867     $ 123,765
Income (loss) before provision for income taxes         $  10,614     $  (7,216)
Net income                                              $   9,933     $  (7,216)
Earnings per common share:
  Primary                                               $    0.78
  Fully diluted                                         $    0.74


4. INVENTORY

    The components of inventory at December 31 were as follows:

                                                       1996                1995
                                                      ------              ------
Work-in-Process                                       $2,596              $2,518
Raw Materials                                          2,043               1,064
                                                      ------              ------
Total                                                 $4,639              $3,582
                                                      ======              ======


5. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment at December 31 consisted of the following:

                                                             1996         1995
                                                            -------      -------
Machinery and equipment                                     $23,422      $19,279
Leasehold improvements                                        4,643        4,212
Buildings and improvements                                   11,050        4,768
Computer software                                             1,651        1,163
Furniture and fixtures                                        1,531        1,448
Construction in progress                                        203          538
                                                            -------      -------

Total                                                        42,500       31,408
Less accumulated depreciation and amortization               21,956       17,667
                                                            -------      -------

Net                                                         $20,544      $13,741
                                                            =======      =======

      Interest capitalized on construction of buildings and improvements during 1996 was $130. Depreciation and amortization of property, plant, and equipment charged to expense for the years ended December 31, 1996, 1995, and 1994 were $4,785, $5,106, and $5,997, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31 consisted of the following:

                                                       1996               1995
                                                      -------            -------
Accounts payable                                      $ 7,694            $ 9,513
Salaries and benefits                                   4,329              4,499
Income taxes                                            2,449
Commissions                                             1,374              1,153
Other                                                   3,784              4,931
                                                      -------            -------

Total                                                 $19,630            $20,096
                                                      =======            =======


7. APPLIED PRINTING NOTE

      On April 16, 1996, as part of the acquisition of the assets of the Prepress Business, the Company issued a promissory note to Applied Printing in the amount of $16,000. A principal payment in the amount of $14,400 was made during 1996. The remaining balance of $1,600 was repaid in February 1997. This obligation, which bore interest at the rate of 4.145% per annum, was collateralized by a letter of credit. The Company incurred interest charges of $295 during the 1996 period.


8. LONG-TERM DEBT

    Long-term debt at December 31 consisted of the following:

                                                               1996        1995
                                                              ------      ------
3.62% - 8% notes payable due 1997 through 2000                $  377      $  853
Variable rate revolving credit line due 1998                   5,628
                                                              ------      ------

Total                                                         $6,005      $  853
                                                              ======      ======

      In August 1996 the Company obtained a $10,000 revolving credit facility that is collateralized by the Company's trade receivables. The credit facility is a two-year variable-rate facility with a major financial institution. Under the terms of the facility, the Company must comply with certain covenants related to tangible net worth, ratio of debt to tangible net worth, and debt service coverage ratio. At December 31, 1996, the Company was in compliance with all covenants. Interest on funds borrowed is the prime lending rate, which at December 31, 1996, was 8.25%. The Company also has the option to borrow at LIBOR plus 2.25%. Borrowings under this LIBOR provision may have maturities of 30, 90, or 180 days. At December 31, 1996, there were no outstanding borrowings under the LIBOR provision. The average variable rate on this revolving credit facility during the period in 1996 was 8.25%. As of December 31, 1996, under the most restrictive covenant of the revolving credit facility, approximately $10,000 were available for the payment of dividends.

    Principal payments on the long-term debt are as follows:

1997                                                                      $  507
1998                                                                       5,781
1999                                                                         166
2000                                                                          58
                                                                          ------

Total                                                                      6,512
Less current portion                                                         507
                                                                          ------

Total long-term debt                                                      $6,005
                                                                          ======


9. INTERCOMPANY BORROWINGS

      The Prepress Business had been financed principally through advances from Applied Printing. Historically, Applied Printing had financed all of its operations, including those of the Prepress Business, with Institutional Senior Indebtedness, borrowings from the Daily News, L.P. (the "Daily News") (see Note
13), and borrowings from the majority limited partner (collectively, "Borrowings").

      Prior to the Offering Date the financial statements include an allocation of Applied Printing's interest expense and related Borrowings. Applied Printing's interest expense related to the Borrowings had been allocated to the Prepress Business based on the ratio of net assets of the Prepress Business, before an allocation of intercompany debt, to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that is not directly attributable to specific divisions within Applied Printing. The intercompany borrowing amounts reflected in the financial statements represent derived amounts which have been computed by applying Applied Printing's weighted average interest rate to the allocated interest expense, calculated using the methodology discussed above. The weighted average interest rates during the period ended April 16, 1996, and the year ended December 1995, were 10.8% and 8.9%, respectively The Company incurred interest charges of $944, $2,683, and $1,992 for the period ended April 16, 1996, and the years ended December 31, 1995 and 1994, respectively.


10. LEASES

      The Company leases certain property and equipment used in its operations under agreements that are classified as both capital and operating leases. Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for buildings and office space, payments of certain operating expenses and property taxes.

      Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                           Capital     Operating
                                                           Leases       Leases
                                                           -------      -------
1997                                                       $ 1,537      $ 7,904
1998                                                           783        3,825
1999                                                           595        3,242
2000                                                                      1,782
2001                                                                      1,152
Later years                                                               5,057
                                                           -------      -------

Total minimum lease payments                                 2,915      $22,962
                                                                        =======
Less amount representing interest                              296
                                                           -------

Present value of minimum lease payments                      2,619
Less current portion                                         1,354
                                                           -------

Long-term obligation under capital leases                  $ 1,265
                                                           =======

      Assets recorded under capital leases are included in property, plant and equipment as follows:

                                                         1996             1995
                                                        -------          -------
Buildings                                               $ 4,768          $ 4,768
Machinery and equipment                                  11,431           11,172
                                                        -------          -------

Total                                                    16,199           15,940
Less accumulated depreciation                             8,660            7,609
                                                        -------          -------

Net                                                     $ 7,539          $ 8,331
                                                        =======          =======

      Total rental expense under operating leases amounted to $7,578, $12,106, and $9,241 for the years ended December 31, 1996, 1995, and 1994, respectively.

      In 1996, the Company entered into sale and leaseback arrangements that are recorded as operating leases. The gain from these sale and leaseback arrangements has been deferred and is being recognized in income as a credit against future rental expenses. At December 31, 1996, the remaining balance of the deferred gain totaling $233 is included in "Other Liabilities" in the accompanying Balance Sheets.


11. INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized based on the expected future tax consequences of events that have been included in the financial statements or tax returns by applying currently enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of assets and liabilities.

      The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Offering Date and was not subject to tax. At the date of the Offering, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Statement of Operations only for the period subsequent to the Offering Date.

      The components of the provision for income taxes were as follows:

                                                                         1996
                                                                        -------
Current:
Federal                                                                 $ 2,287
State                                                                       927
                                                                        -------

Total current                                                             3,214
                                                                        -------

Deferred:
Federal                                                                  (2,349)
                                                                        -------

Total provision for income taxes                                        $   865
                                                                        =======

      The provision for income taxes varied from the Federal statutory income tax rate due to the following:

                                                                        1996
                                                                       -------
Taxes at statutory rate                                                $ 3,679
State income taxes, net of Federal tax benefit                             612
Change in valuation allowance for Federal deferred tax assets           (3,870)
Meals and entertainment expenses                                           252
Other - net                                                                192
                                                                       -------

Provision for income taxes                                             $   865
                                                                       =======

Statutory rate                                                              34%
Effective rate                                                               8%

      The components of the net deferred tax asset at December 31, 1996, and April 16, 1996, were as follows:

                                                     December 31,      April 16,
                                                        1996             1996
                                                       -------          -------
Deferred tax assets:
Obligations under capital leases                       $   639          $   734
Property, plant, and equipment                             679              220
Accrued expenses                                         1,414            2,092
Other liabilities                                          300            1,615
Other assets                                               198              290
                                                       -------          -------

Total deferred tax assets                                3,230            4,951
Valuation allowance                                       (881)          (4,951)
                                                       -------          -------

Net deferred tax asset                                 $ 2,349          $     0
                                                       =======          =======

      There were no deferred tax liabilities at December 31, 1996, and April 16, 1996. A valuation allowance was established at the date of initially recording the deferred tax assets associated with the acquisition of the Prepress Business. Due to the Prepress Business having historically incurred losses, the valuation allowance was deemed necessary due to the uncertainty relating to the Company's ability to utilize these benefits in the future. During the period ended December 31, 1996, the Company reduced the valuation allowance by $3,870 for Federal and $200 for state deferred tax assets. Based on operating earnings during 1996 and the Company's expectations of future earnings from established contracts and relationships, the Company believes that it is more likely than not that the benefit associated with Federal deferred tax assets will be realized in the future and therefore has not established a valuation allowance for Federal deferred tax assets at December 31, 1996. Based on the uncertainty associated with the ability to utilize state benefits, the Company believes it is not more likely than not that these benefits will be realized in the future and therefore has established a valuation allowance.


12. STOCK OPTIONS

      In 1996, the Board of Directors and stockholders approved a Stock Option Plan. Under such plan, options are granted to key employees of the Company to purchase common stock of the Company. Options granted under the plan, which have a term of ten years, become exercisable over a five year period in varying amounts, but in no event less than 5% or more than 25% in any year for any individual optionee. On the date of the Offering, 2,375,000 options were granted with an exercise price of $12.00 per share. Additional grants were made in 1996 for 14,000 shares and 40,000 shares with an exercise price of $16.63 and $15.25, respectively. Also in 1996, the Board of Directors approved a Non-employee Directors' Nonqualified Stock Option Plan. Under such plan, options are granted to members of the Board of Directors who are not employees of the Company. Options granted under the plan become exercisable over a two year period and have a term of ten years. On the date of the Offering, 100,000 options were granted with an exercise price of $12.00. The plan also provides for an additional 5,000 options to be granted to non-employee directors on each subsequent anniversary date of having first become a member of the Board of Directors. Such future option grants will have an exercise price equal to the fair market value of the common stock on the date of grant and are fully vested at grant.

      The two plans call for a combined maximum of 4,200,000 shares of the Company's common stock to be available for issuance upon exercise of options. During 1996, 35,000 and 3,000 options with an exercise price of $12.00 and $16.63, respectively, were forfeited and became available for future issuance. The weighted average exercise price of options outstanding at the end of the year, options granted during the year, and options forfeited during the year was $12.07, $12.07, and $12.37, respectively. No options were exercisable as of December 31, 1996, and none expired or were exercised during 1996.

      The Company accounts for the issuance of stock options under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no compensation cost recognized by the Company on the options granted in 1996.

      In 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 provides for an alternative measurement of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 6.75%; an expected life of 6 years; expected volatility of 53.94%; and no expected dividends. The weighted-average fair value of the options issued by the Company in 1996 was $17,985. Had the Company elected to account for the issuance of stock options under SFAS No. 123, the compensation cost would have been $2,511 for the year ended December 31, 1996. The pro forma net income, primary earnings per share, and fully diluted earnings per share for the year ended December 31, 1996, calculated as if the Company had elected to account for the issuance of stock options under SFAS No. 123, were $8,298, $0.66, and $0.63, respectively.

13. RELATED PARTY TRANSACTIONS

      In addition to the business it transacts with Applied Printing, the Company also does business and shares services with entities beneficially owned by the Chairman and the CEO, including the Daily News and U.S. News. The Company also utilizes the travel-related services of ZWA, Inc., which is owned by the Chairman.

      DUE TO/FROM AFFILIATES - Affiliates owed the Company $46 and $1,841 at December 31, 1996 and 1995, respectively. The Company owed affiliates $400 at December 31, 1996.

      AFFILIATE SALES AND PURCHASES - The Company has entered into Production Services Agreements with U.S. News and the Daily News pursuant to which it will provide prepress services. The agreement with U.S. News, which expires on December 31, 2000, is renewable annually thereafter by mutual agreement of the parties. The agreement with the Daily News commenced in October 1995 and is renewable annually by mutual agreement of the parties. In 1995, the Company entered into a two-year agreement to digitize the entire library of photographs of an affiliate. In addition, the Company occasionally provides services to and purchases services from related parties that are negotiated on an arms-length basis. Sales to and purchases from related parties for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                          1996            1995            1994
                                         -------         -------         -------
Affiliate sales                          $11,610         $ 7,901         $ 7,301
Affiliate purchases                      $ 3,097         $   421         $   710

      ALLOCATED COSTS - Prior to the Offering Date, Applied Printing and other related parties provided to the Company certain administrative services that included cash management, financial reporting, legal, and other similar services. The costs allocated to the Company were based on either specific identification of expenses attributable to the Prepress Business, where practicable, or an allocation of the total costs incurred. For such services, the Company incurred charges of $1,534, $6,645, and $6,128 for the period ended April 16, 1996, and for the years ended December 31, 1995 and 1994, respectively.

      In the opinion of management, such allocated costs have been made on a basis that is considered to be reasonable; however, these costs are not necessarily indicative of the total costs that the Company would have incurred had it operated on a stand-alone basis.

      SHARED COSTS - Pursuant to shared services agreements, the Company receives certain legal and computer services from the Daily News and U.S. News. For such services, the Company incurred charges of $303, $150, and $198 for the years ended December 31, 1996, 1995, and 1994, respectively. In 1995 and 1994, the shared costs are included as part of the allocated costs.

      TECHNOLOGY DEVELOPMENT AGREEMENT - Under an arrangement with the Daily News, the Company is reimbursed for the costs incurred in the development of certain digital technologies. Such reimbursements totaled $100, $1,184, and $1,956 in the years ended December 31, 1996, 1995, and 1994, respectively.

      LEASES - The Company leases office space in Washington, D.C. from U.S. News. The charges incurred for the lease were $293, $281,and $281 for the years ended December 31, 1996, 1995, and 1994, respectively. In addition, the Company leases office space in New York City from Applied Printing and incurred charges of $289 for the year ended December 31, 1996. The Company also leases a facility from the Daily News and incurred charges of $53 for the year ended December 31, 1996.

      VENDOR AGREEMENT - The Company is a party to an agreement originally entered into in January 1992 by Applied Printing with a vendor and its affiliate. Pursuant to such agreement, the Company and Applied Printing are obligated to purchase a specified cumulative annual minimum amount of the vendor's products provided that the prices are market competitive and that the products meet technological and customer specifications. The Company receives a significant rebate from the vendor that varies based on the volume of products purchased. In addition, in 1995, the vendor prepaid to the Company $2,745 of the rebate expected to be earned in 1997 and 1998. If the Company does not earn the full amount of the prepaid rebate in 1997 and 1998, it would be required to repay the difference to the vendor along with interest accrued since 1995. The Chairman is a guarantor of the Company's contingent repayment obligation. The Company also received prepaid rebates in March 1996 aggregating approximately $900, all of which was earned in 1996.

      In connection with the agreement, the vendor's affiliate loaned $15,000 to the Chairman. The loan, which matures on December 31, 1998, bears interest at the lender's commercial paper rate. If the Company and Applied Printing do not jointly satisfy the cumulative minimum purchase obligations specified in the agreement, the Chairman must repay the loan balance in full at that time. These minimum purchase obligations have been satisfied to date, and the Company expects, through its normal purchasing requirements, to continue to exceed such minimum obligation through December 31, 1998. The Company believes that the terms for its purchases of the products covered by this agreement are no less favorable to the Company than those that could be obtained from another vendor.


14. RETIREMENT PLANS

      The Company has a defined contribution plan in which employees are eligible to participate upon the completion of six months of service and the attainment of 21 years of age. Participants can contribute into the plan on both a pre-tax and after-tax basis. In addition, the Company can make discretionary contributions into the plan. Participants vest 100% in the Company's discretionary contribution upon the completion of five years of service. The Company did not make any discretionary contributions for the years ended December 31, 1996, 1995, and 1994.


15. COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is contingently liable as a result of transactions arising in the ordinary course of business and is involved in certain legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with counsel, the ultimate resolution of these matters will not have a material effect on the Company's Financial Statements.

      Applied Printing and its corporate general partner are defendants in litigation arising out of Applied Printing's business. The Company is not a defendant in any of such litigation, and does not believe there is a sustainable basis for the Company to be named as a defendant in any of such litigation. If the Company were to be named or held responsible in connection with any of such litigation, the Company is indemnified by Applied Printing.


16. CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

      The Company provides credit to customers on an uncollateralized basis after evaluating customer credit worthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment company, and catalog retailing businesses. The Company's five largest customers, excluding related parties, comprise 35%, 37%, and 34% of sales for the years ended December 31, 1996, 1995, and 1994, respectively. In addition, amounts due from these customers represent 29% and 31% of trade accounts receivable as of December 31, 1996 and 1995, respectively. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Payments of interest and income taxes were as follows:

                                                                   1996         1995        1994
                                                                 --------     --------    --------
Interest paid (net of amounts capitalized)                       $    702     $    905    $    815
Income taxes paid                                                $    766

  Noncash investing and financing activities were as follows:

                                                                   1996         1995        1994
                                                                 --------     --------    --------

Conversion of intercompany borrowing into
  Applied Printing Note                                          $ 16,000
Distribution to Applied Printing in the form
  of increased intercompany borrowing                            $  3,819
Common stock issued in exchange for
  the Prepress Business                                          $     93
Common stock issued for acquisition                              $  8,500
Acquisition of property, plant, and equipment
  in exchange for obligations under capital leases                            $    480     $    562
Acquisition of property, plant, and equipment
  in exchange for notes payable                                                            $  1,088
Additions to goodwill for contingent
  purchase price adjustments                                                  $     69     $    108

Acquisitions:
Fair value of assets acquired                                    $  8,600                  $  1,020
Cash paid                                                                                    (1,000)
Value of common stock issued                                       (8,500)
                                                                 --------                  --------

Liabilities assumed                                              $    100                  $     20
                                                                 ========                  ========


18. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      The carrying amount and estimated fair values of financial instruments at December 31, 1996 and 1995, are summarized as follows:

                                                   1996                    1995
                                            ------------------      ------------------
                                           Carrying   Estimated    Carrying   Estimated
                                            Amount    Fair Value    Amount    Fair Value
                                            ------      ------      ------      ------
ASSETS:
Cash and cash equivalents                   $2,567      $2,567      $  666      $  666
Marketable securities                       $1,600      $1,600
Other assets                                $1,470      $1,470      $1,125      $1,125

LIABILITIES:
Applied Printing Note                       $1,600      $1,600
Long-term debt                              $6,512      $6,400      $1,564      $1,335
Obligations under capital leases            $2,619      $2,557      $3,991      $3,281

      The following methods and assumptions were used to estimate the fair value of financial instruments presented above:

      CASH AND CASH EQUIVALENTS - the carrying amount is a reasonable approximation of fair value.

      MARKETABLE SECURITIES - due to the short-term maturity of the investments, the carrying amount is a reasonable approximation of fair value.

      OTHER ASSETS - the carrying amount of non-trade accounts receivables is a reasonable approximation of fair value.

      APPLIED PRINTING NOTE - due to the short-term nature of the obligation, the carrying amount is a reasonable approximation of fair value.

      LONG-TERM DEBT - the fair value of notes payable, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its revolving credit line. The carrying amount of the revolving credit line is a reasonable approximation of fair value since it is a variable-rate obligation.

      OBLIGATIONS UNDER CAPITAL LEASES - the fair value of obligations under capital leases, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its revolving credit line.


19. RESTRUCTURING CHARGES

      During 1994 and 1995, the Company restructured its operations in response to the operational impact of acquisitions and the technological changes within the industry. As part of the restructuring, the Company consolidated several operations during 1994 and 1995 in an effort to gain operational and administrative efficiencies. The Statements of Operations include restructuring charges of $3,060 and $6,668 for the years ended December 31, 1995 and 1994, respectively. Such charges were comprised primarily of the write off of assets, including leasehold improvements, that are no longer utilized in the Company's business and contractual lease obligations for facilities and equipment that provide no further benefit to the Company. The Company utilized a discount rate of 10% to determine the present value of the contractual lease payments. The remaining balance of the restructuring liability as of December 31, 1996, was $409, which the Company expects to be paid during 1997.

20. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      Prior to the date of the Offering, the Company was treated as a partnership for Federal and state income tax purposes and was not subject to tax. Had the Company been treated as a C Corporation for the periods prior to the date of the offering, the provision for income taxes, net income, and earnings per common share for the year ended December 31, 1996, would have been as follows:


                                                                         1996
                                                                      ----------
Provision for income taxes                                            $      785
Net income                                                            $   10,035
Earnings per common share:
  Primary                                                             $     0.78
  Fully diluted                                                       $     0.74


21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1996 Quarter Ended                 March 31      June 30     September 30   December 31
                                   --------      --------      --------       --------
(In thousands of dollars, except
per-share amounts)
Net sales                          $ 30,598      $ 30,988      $ 35,177       $ 35,962
Gross profit                       $  8,269      $  9,352      $ 11,542       $ 11,320
Income before provision for
  income taxes                     $    146      $  2,096      $  4,216       $  4,362
Net income                         $    146      $  2,033      $  4,005       $  3,771
Earnings per common share:
  Primary                          $   0.01      $   0.16      $   0.29       $   0.26
  Fully Diluted                    $   0.01      $   0.16      $   0.29       $   0.25


1995 Quarter Ended                 March 31      June 30     September 30   December 31
                                   --------      --------      --------       --------
(In thousands of dollars)
Net sales                          $ 30,140      $ 29,711      $ 29,638       $ 28,313
Gross profit                       $  7,614      $  8,250      $  8,030       $  7,612
Net income (loss)                  $   (964)     $     82      $ (4,927)      $ (2,003)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


      The information required by this item is incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 4, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) Directors. -The information with respect to directors required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997.

      (b) Executive Officers. - The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) Listed below are the documents filed as a part of this report:

            1. Financial Statements and the Independent Auditors' Reports:

                  Independent Auditors' Reports.

                  Balance Sheets.

                  Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

                  Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

                  Statements of Stockholders' Equity and Owners' Equity (Deficit) for the Years Ended December 31, 1996, 1995 and 1994.

                  Notes to Financial Statements.

            2. Financial Statement Schedules:

                  Not applicable.

            3. Exhibits:

                  3.1 Certification of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming part of the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  3.2 Amended and Restated By-Laws of Applied Graphics Technologies, Inc. (Incorporated by reference to Exhibit No. 3.2 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  4 Specimen Stock Certificate (Incorporated by reference to Exhibit No. 4 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  10.2 Applied Graphics Technologies, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  10.3 Applied Graphics Technologies, Inc. Non-Employee Directors Nonqualified Stock Option Plan (Incorporated by reference to Exhibit No. 10.3 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  10.4* Vendor Agreement, dated January 8, 1992, as amended (Incorporated by reference to Exhibit No. 10.1 forming part of the Registrant's Report on Form 10-Q/A (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 1996).

                  10.5 Agreement, dated May 1, 1979, between WAMM Associates and Publisher Phototype International, L.P., as amended (Incorporated by reference to Exhibit No.
                           10.5 forming part of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  10.6 (a) Employment Agreement, effective as of April 1,
                           1996, between the Company and Diane Romano
                           (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                       (b) Employment Agreement, effective as of April 1, 1996,
                           between the Company and Georgia L. McCabe
                           (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                       (c) Employment Agreement, effective as of March 13, 1996,
                           between the Company and Melvin A. Ettinger
                           (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                       (d) Employment Agreement, effective as of April 1, 1996,
                           between the Company and Scott A. Brownstein
                           (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                       (e) Employment Agreement, effective as of June 1, 1996,
                           between the Company and Louis Salamone, Jr.

                  10.7 Form of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.7 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  16 Letter regarding Change in Certifying Accountant (Incorporated by reference to the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on October 4, 1996.

                  27       Financial Data Schedule (EDGAR filing only).

                  99       Form 8-K filed October 4, 1996.

----------

* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

(b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 1996:

    Form 8-K filed October 4, 1996, regarding change in certifying accountants. Form 8-K filed December 17, 1996, regarding the acquisition of SpotLink.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)


By: /s/ Fred Drasner
-----------------------------      March 31, 1997
Fred Drasner
Director, Chairman, and Chief Executive Officer
      (Duly authorized officer)

Date:  March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 1997.

      Signature                  Title
      ---------                  -----

/s/ Fred Drasner                 Director, Chairman, and Chief Executive Officer
-------------------------        (Principal Executive Officer)
Fred Drasner


/s/ Melvin A. Ettinger           Vice Chairman, Chief Operating
-------------------------        Officer, and Director
Melvin A. Ettinger

/s/ Diane Romano                 President
-------------------------
Diane Romano

/s/ Louis Salamone, Jr.          Senior Vice President and Chief Financial
-------------------------        Officer (Principal Financial and Accounting
Louis Salamone, Jr.              Officer)

/s/ Martin D. Krall              Executive Vice President, Chief Legal
-------------------------        Officer, Secretary and Director
Martin D. Krall

/s/ Mortimer B. Zuckerman        Chairman of the Board of Directors
-------------------------
Mortimer B. Zuckerman

/s/ John R. Harris               Director
-------------------------
John R. Harris

/s/ Edward H. Linde              Director
-------------------------
Edward H. Linde

/s/ Howard Stringer              Director
-------------------------
Howard Stringer

/s/ Linda J. Wachner             Director
-------------------------
Linda J. Wachner

                                EXHIBIT INDEX
                                -------------

            Exhibit No.                        Description
            -----------                        -----------

              10.6(e) Employment Agreement, effective as of June 1, 1996, between the Company and Louis Salamone, Jr.

                  27       Financial Data Schedule (EDGAR filing only).

                  99       Form 8-K filed October 4, 1996.