Form 10-Q
period 1997-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1997-05-15
CIK 1006030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
For the transition period from _____ to_____


Commission File Number 0-28208

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                            13-3864004
(State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     The number of shares of the registrant's common stock outstanding as of May 9, 1997, was 14,349,683.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)


                                                       March 31,  December 31,
                                                         1997        1996
                                                     ------------ ------------
ASSETS
Current assets:
Cash and cash equivalents .........................      $ 2,540     $ 2,567
Marketable securities at cost .....................                    1,600
Trade accounts receivable
 (net of allowances of $456
   in 1997 and $472 in 1996) ......................       31,482      29,584
Due from affiliates ...............................        2,324
Inventory .........................................        4,454       4,639
Deferred income taxes .............................          752         705
Prepaid expenses and other current assets .........        2,495       2,485
                                                         -------     -------
          Total current assets ....................       44,047      41,580

Property, plant, and equipment - net ..............       19,794      20,544
Goodwill ..........................................        7,426       7,121
Deferred income taxes .............................        1,811       1,644
Other assets ......................................        1,326       1,258
                                                         -------     -------

          Total assets ............................      $74,404     $72,147
                                                         =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses .............      $19,884     $19,630
Applied Printing Note .............................                    1,600
Current portion of long-term debt .................          144         507
Current portion of obligations
  under capital leases ............................        1,217       1,354
Due to affiliates .................................        1,926         354
Other current liabilities .........................        2,076       2,407
                                                         -------     -------
   Total current liabilities ......................       25,247      25,852

Long-term debt ....................................        6,662       6,005
Obligations under capital leases ..................        1,026       1,265
Other liabilities .................................        2,988       3,142
                                                         -------     -------
   Total liabilities ..............................       35,923      36,264
                                                         -------     -------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock  (no par value, 10,000,000
 shares authorized; no shares
  issued and outstanding)
Common stock (par value $0.01; 40,000,000
  shares authorized; 14,349,683 shares
     issued and outstanding) ......................          143         143
Additional paid-in capital ........................       25,584      25,584
Retained earnings .................................       12,754      10,156
                                                         -------     -------
   Total stockholders' equity .....................       38,481      35,883
                                                         -------     -------

   Total liabilities and stockholders' equity .....      $74,404     $72,147
                                                         =======     =======

                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    ( In thousands, except per-share amounts)



                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                           1997        1996
                                                         --------    --------

Revenues ...........................................     $ 39,761    $ 30,598
Cost of revenues ...................................       26,821      22,329
                                                         --------    --------

Gross profit .......................................       12,940       8,269
Selling, general, and
    administrative expenses ........................        8,602       7,056
                                                         --------    --------

Operating income ...................................        4,338       1,213
Interest expense ...................................         (210)       (904)
Other income (expense) - net .......................          131        (163)
                                                         --------    --------

Income before provision for
    income taxes ...................................        4,259         146

Provision for income taxes .........................        1,661
                                                         --------    --------

Net income .........................................     $  2,598    $    146
                                                         ========    ========

Earnings per common share (pro forma in 1996):
Primary ............................................     $   0.17    $   0.01
Fully Diluted ......................................     $   0.17    $   0.01

Weighted average number of common shares
 (pro forma in 1996):
Primary ............................................       15,171       9,775
Fully Diluted ......................................       15,309       9,775

















                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                            1997        1996
                                                         -------     -------
Cash flows from operating activities:
Net income .........................................     $ 2,598     $   146
Adjustments to reconcile net income to
 net cash from operating activities:
    Depreciation and amortization ..................       1,388       1,347
    Deferred taxes .................................        (214)
    Other ..........................................        (208)        154
Management of Changes in Operating
 Assets and Liabilities:
    Trade accounts receivable ......................      (1,882)     (2,623)
    Due from/to affiliates .........................        (752)      4,099
    Inventory ......................................         185         261
    Other assets ...................................         (95)       (300)
    Accounts payable and accrued expenses ..........         254       3,561
    Other liabilities ..............................        (596)      2,233
                                                         -------     -------
Net cash provided by operating activities ..........         678       8,878
                                                         -------     -------

Cash flows from investing activities:
    Proceeds from the sale of marketable securities        1,600
    Property, plant, and equipment expenditures ....      (1,769)     (1,650)
    Proceeds from the sale of fixed assets .........                     291
    Net proceeds from insurance claims .............                     243
                                                         -------     -------
Net cash used in investing activities ..............        (169)     (1,116)
                                                         -------     -------

Cash flows from financing activities:
    Borrowings under revolving credit line .........         694
    Proceeds from sale/leaseback transactions ......       1,030
    Repayment of Applied Printing Note .............      (1,600)
    Repayment of notes and capital lease obligations        (660)       (600)
    Repayment of intercompany borrowings - net .....                  (1,650)
    Net distributions to Applied Printing ..........                  (6,178)
                                                         -------     -------
Net cash used in financing activities ..............        (536)     (8,428)
                                                         -------     -------

Net decrease in cash and cash equivalents ..........         (27)       (666)
Cash and cash equivalents at beginning of period ...       2,567         666
                                                         -------     -------

Cash and cash equivalents at end of period .........     $ 2,540     $     0
                                                         =======     =======

Supplemental Disclosure of Cash Flow Information:
Interest paid ......................................     $   231     $   134
Income taxes paid ..................................     $ 2,560








                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The  accompanying  unaudited  condensed  financial  statements  of  Applied
Graphics Technologies, Inc. (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to financial statements contained in the Company's 1996 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements.

     On April 16, 1996 (the "Offering Date"), the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's Common Stock, was declared effective. Upon the offering being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses (collectively, the "Prepress Business") of Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company. The Prepress Business was acquired in exchange for 9,309,900 shares of the Company's Common Stock and $37,000,000 of additional consideration comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000,000 and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000,000. The Company received net proceeds of $46,103,000 from the Offering, of which $21,000,000 was used to repay Institutional Senior Indebtedness and $16,000,000 was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note.

     The acquisition of the Prepress Business was accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Offering Date and the results of the Company thereafter. The statement of operations and the statement of cash flows for the three months ended March 31, 1996, have been prepared by combining the results of operations and cash flows of the specific divisions that comprised the Prepress Business. Prior to the Offering Date, these divisions operated as separate business units and maintained their own books and records. Through the Offering Date, Applied Printing managed the cash and financing requirements of all of its divisions centrally and, as such, the interest expense and related intercompany borrowing up until that date represents an allocation of Applied Printing's interest expense and the related debt. Additionally, prior to the Offering Date, Applied Printing and other related parties had provided certain corporate, general, and administrative services to the Prepress Business including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements prior to the Offering Date include an allocation of expenses for such services. The results of operations and cash flows for the three months ended March 31, 1996, may have differed had the Company operated as an independent entity during that period.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 1997 presentation.

2.  ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. This statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share", establishes standards for computing and presenting earnings per share and will require the restatement of all prior-period earnings per share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share data.



     Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.


3.  INVENTORY

    The components of inventory (in thousands of dollars) were as follows:

                                                       March 31,  December 31,
                                                         1997        1996
                                                     ------------ ------------

Work-in-process ....................................     $ 2,826     $ 2,596
Raw materials ......................................       1,628       2,043
                                                         -------     -------

Total ..............................................     $ 4,454     $ 4,639
                                                         =======     =======

4.  INCOME TAXES

     The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Offering Date and was not subject to tax. Concurrently with the acquisition, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Statement of Operations only for the periods subsequent to the Offering Date. Had the Company been subject to income taxes prior to the Offering Date, the provision for income taxes, net income, and earnings per share for the three months ended March 31, 1996, would have been $29,000, $117,000, and $0.01, respectively. The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.

5.  EARNINGS PER SHARE

     Earnings per share of common stock are computed by dividing net income by the weighted average of the number of shares of common stock and common stock equivalents outstanding. For the 1996 period, earnings per share of common stock represent a pro forma calculation using the number of shares of common stock issued and issuable to Applied Printing at March 31, 1996.

6.  RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 1997 and 1996 (in thousands of dollars), were as follows:

                                                          1997        1996
                                                       ----------  ----------
Affiliate sales ....................................     $ 3,176     $ 3,020
Affiliate purchases ................................     $ 1,439     $   492
Administrative charges .............................     $   265     $ 1,302


     Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates. Administrative charges incurred for the three months ended March 31, 1996, also include $1,232,000 of costs allocated from Applied Printing for general management, treasury, financial reporting, and legal services. Such administrative charges are included in selling and administrative expenses in the Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: an inability to obtain additional, or to renew existing, on-site arrangements; a delay in commencing to provide services under the new agreement with General Motors; an inability to expand the services provided by the digital division; an inability to enter into acquisitions; or an inability to obtain additional credit or financing sources.

     On April 16, 1996 (the "Offering Date"), the Company commenced the initial public offering (the "Offering") of its Common Stock. Concurrent with the Offering, the Company acquired substantially all of the assets and certain liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. (collectively, the "Prepress Business"). The acquisition of the Prepress Business has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Offering Date and the results of the Company thereafter.

Results of Operations
Three months ended March 31, 1997, compared with 1996

     Revenues in the first quarter of 1997 were $9.2 million or 29.9% higher than in the comparable period in 1996. This increase was primarily due to $3.7 million of revenues generated from the operations of additional on-site facilities management contracts during the 1997 period, $1.6 million of revenues from the SpotLink division whose dub and ship operations were acquired in December 1996, increased revenues of $0.7 million in the digital imaging services division from equipment sales, $1.4 million of additional revenue generated in certain divisions of the traditional prepress business, primarily at the Carlstadt facility, $0.5 million of revenue from the ad management business that had not yet commenced operations during the 1996 period, and receipt of a nonrefundable payment of $2.0 million related to an agreement with one of the Company's major suppliers. These revenue increases were slightly offset by a decrease in sales of $0.7 million at the Los Angeles and Burbank divisions as a result of combining these operations as discussed below.

     In March 1997, the Company signed a contract to be the primary provider of digital prepress production services and distribution and warehousing of radio and television commercials for General Motors. Under this long-term contract, which initially runs through August 2000 and is renewable for an additional two years at General Motors' option, the Company will consolidate all activities relating to the use of General Motors' visual content, including photographic images and audio and video commercials. The Company expects to begin providing significant services under this contract in the second half of 1997.

     Gross profit increased $4.7 million or 56.5% in the first quarter of 1997 as a result of the additional revenues for the period as discussed above. This increase was partially offset by the lower gross profit at the Los Angeles and Burbank divisions of the traditional prepress business resulting from decreased sales along with expenses incurred and inefficiencies encountered during the transition period to combine the Burbank facility into the recently completed Los Angeles facility. The Company expects the combining of these two facilities to provide greater capacity and more efficient operating results in the future. The gross profit percentage in the first quarter of 1997 was 32.5% as compared to 27.0% in the 1996 period.

     Selling, general, and administrative expenses in the first quarter of 1997 were $1.5 million higher than in the first quarter of 1996, but as a percent of revenue decreased to 21.6% in the 1997 period from 23.1% in the 1996 period. This improvement is primarily due to the increase in revenues discussed above and increased business from on-site facilities management contracts, which require less sales support than the traditional prepress business. Such improvements were partially offset by additional expenses incurred related to being a publicly-traded company and from expanded business at certain operations as well as expenses incurred to combine the operations of the Los Angeles and Burbank divisions.

     Interest expense in the first quarter of 1997 was $0.7 million less than in the 1996 period primarily due to the repayment of debt in April 1996 with the proceeds from the Offering.

     The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Offering Date and was not subject to tax. Concurrently with the acquisition, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Statement of Operations only for the periods subsequent to the Offering Date. Had the Company been subject to income taxes prior to the Offering Date, the provision for income taxes, net income, and earnings per share for the three months ended March 31, 1996, would have been $29,000, $117,000, and $0.01, respectively. The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. This statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share", establishes standards for computing and presenting earnings per share and will require the restatement of all prior-period earnings per share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share data.

     Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

Financial Condition

     During the first quarter of 1997, the Company repaid the remaining $1.6 million of the Applied Printing Note with the proceeds from the sale of marketable securities. In March 1997, the Company entered into a sale and leaseback arrangement that generated proceeds of $1.0 million. Such arrangement did not result in any gain or loss. In May 1997, the Company renegotiated the terms under its revolving line of credit. The revised line of credit is a $25 million variable-rate facility with a term that runs through May 2000. Under the revised facility, interest on funds borrowed is either prime less 0.75% or LIBOR plus 1.50%. As of March 31,1997, $6.3 million was borrowed under this line of credit.

     Cash flows from operating activities during the first quarter of 1997 decreased by $8.2 million dollars as compared to the comparable period in 1996 due primarily to the improved financial condition of the Company enabling it to accelerate payments to vendors and affiliates. During the first quarter of 1997, the Company invested $1.8 million in equipment and repaid $0.7 million of debt and lease obligations with the proceeds from a sale and leaseback transaction, additional borrowings under its line of credit, and cash provided by operating activities.

     At March 31, 1997, capital commitments amounted to approximately $11.0 million, essentially all of which is for investment in production equipment, including a $6.5 million capital investment the Company expects to make through 1998 in connection with the General Motors contract. The Company intends to finance a substantial portion of these expenditures under operating leases or sale and leaseback arrangements.

     The Company believes that the cash flow from operations, its revolving credit facility, and its potential ability to obtain funding from other financing sources will be sufficient to fund its cash needs for the foreseeable future.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


    Not applicable.

                          PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:


     3.1 Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming part of the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

     10.4* Loan and Purchase Agreement, dated January 8, 1992, as amended (Incorporated by reference to Exhibit No. 10.4 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

     10.4(a)* Second Amendment to Loan and Purchase Agreement dated April 19, 1996 (Incorporated by reference to Exhibit No. 10.1 forming part of the Registrant's Report on Form 10-Q/A (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 1996).

     10.5 Agreement, dated May 1, 1979, between WAMM Associates and Publisher Phototype International, L.P., as amended (Incorporated by reference to Exhibit No. 10.5 forming part of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

     10.6(a) Employment Agreement, effective as of April 1, 1996, between the Company and Diane Romano (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

     10.6(b) Employment Agreement, effective as of April 1, 1996, between the Company and Georgia L. McCabe (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the
               Registrant's   Registration  Statement  on  Form  S-1  (File  No.
               333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

     10.6(c) Employment Agreement, effective as of March 13, 1996, between the Company and Melvin A. Ettinger (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the
               Registrant's   Registration  Statement  on  Form  S-1  (File  No.
               333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

     10.6(d) Employment Agreement, effective as of April 1, 1996, between the Company and Scott A. Brownstein (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the
               Registrant's   Registration  Statement  on  Form  S-1  (File  No.
               333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

     27        Financial Data Schedule (EDGAR filing only).

------------------------------------

* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                                      By: /s/ Melvin A. Ettinger
Date: May 15, 1997
                                                   -----------------------------
                                                              Melvin A. Ettinger
                                          Vice Chairman, Chief Operating Officer
                                             and Director
                                                       (Duly authorized officer)


                                                         /s/ Louis Salamone, Jr.
Date: May 15, 1997
                                                   -----------------------------
                                                             Louis Salamone, Jr.
                                                       Senior Vice President and
                                                        Chief Financial Officer
                                                   (Principal Financial Officer)