Form 10-Q
period 1997-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1997-08-01
CIK 1006030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     The number of shares of the registrant's common stock outstanding as of July 21, 1997, was 14,355,683.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)

                                                         June 30,   December 31,
                                                           1997        1996
                                                         ---------  ------------
ASSETS
Current assets:
Cash and cash equivalents ..........................       $ 2,039     $ 2,567
Marketable securities at cost ......................                     1,600
Trade accounts receivable (net of
   allowances of $526 in 1997 and $472 in 1996) ....        34,824      29,584
Due from affiliates ................................         3,837
Inventory ..........................................         6,194       4,639
Deferred income taxes ..............................           811         705
Prepaid expenses and other current assets ..........         4,077       2,485
                                                           -------     -------
          Total current assets .....................        51,782      41,580

Property, plant, and equipment - net ...............        20,274      20,544
Goodwill ...........................................        10,364       7,121
Deferred income taxes ..............................         2,023       1,644
Other assets .......................................         1,712       1,258
                                                           -------     -------

          Total assets .............................       $86,155     $72,147
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses ..............       $19,328     $19,630
Applied Printing Note ..............................                     1,600
Current portion of long-term debt ..................           435         507
Current portion of obligations under
   capital leases ..................................         1,018       1,354
Due to affiliates ..................................           893         354
Other current liabilities ..........................         2,123       2,407
                                                           -------     -------
          Total current liabilities ................        23,797      25,852

Long-term debt .....................................        16,482       6,005
Obligations under capital leases ...................           921       1,265
Other liabilities ..................................         2,741       3,142
                                                           -------     -------
          Total liabilities ........................        43,941      36,264
                                                           -------     -------
Commitments and contingencies
Stockholders' equity
Preferred stock  (no par value,
   10,000,000 shares authorized; no shares
   issued and outstanding)
Common stock (par value $0.01; 40,000,000
   shares authorized; shares issued and
   outstanding:  14,355,683 in 1997 and 14,349,683
   in 1996)  .......................................           144         143
Additional paid-in capital .........................        26,033      25,584
Retained earnings ..................................        16,037      10,156
                                                           -------     -------
   Total stockholders' equity ......................        42,214      35,883
                                                           -------     -------

   Total liabilities and stockholders' equity ......       $86,155     $72,147
                                                           =======     =======

                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)


                                                                        For the Six Months Ended          For the Three Months Ended
                                                                                June 30,                           June 30,
                                                                        -------------------------         -------------------------
                                                                          1997             1996             1997             1996
                                                                        --------         --------         --------         --------
Revenues .......................................................        $ 81,072         $ 61,586         $ 41,311         $ 30,988
Cost of revenues ...............................................          52,871           43,965           26,050           21,636
                                                                        --------         --------         --------         --------

Gross profit ...................................................          28,201           17,621           15,261            9,352
Selling, general, and
    administrative expenses ....................................          18,123           14,311            9,521            7,255
                                                                        --------         --------         --------         --------

Operating income ...............................................          10,078            3,310            5,740            2,097
Interest expense ...............................................            (508)          (1,343)            (298)            (439)
Other income (expense) - net ...................................              71              275              (60)             438
                                                                        --------         --------         --------         --------

Income before provision for
    income taxes ...............................................           9,641            2,242            5,382            2,096

Provision for income taxes .....................................           3,760               63            2,099               63
                                                                        --------         --------         --------         --------

Net income .....................................................        $  5,881         $  2,179         $  3,283         $  2,033
                                                                        ========         ========         ========         ========

Earnings per common share (pro forma in 1996):
     Primary ...................................................        $   0.39         $   0.19         $   0.21         $   0.16
     Fully Diluted .............................................        $   0.38         $   0.19         $   0.21         $   0.16

Weighted average number of
    common shares (pro forma
    in 1996):
    Primary ....................................................          15,244           11,425           15,305           13,075
    Fully Diluted ..............................................          15,374           11,425           15,375           13,075
















                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                        For the Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                         ----------  ----------
                                                            1997        1996
                                                         ----------  ----------
Cash flows from operating activities:
Net income ...........................................   $  5,881    $  2,179
Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization ..................      2,962       2,690
      Deferred taxes .................................       (437)
      Other ..........................................         (6)        124
Management  of Changes in Operating  Assets and
   Liabilities,  net of effects of acquisitions:
      Trade accounts receivable ......................     (5,234)     (2,538)
      Due from/to affiliates .........................     (3,298)        180
      Inventory ......................................     (1,441)        235
      Other assets ...................................     (2,068)      1,134
      Accounts payable and accrued expenses ..........     (1,999)     (2,108)
      Other liabilities ..............................       (830)       (970)
                                                         --------    --------
Net cash provided by (used in) operating activities ..     (6,470)        926
                                                         --------    --------

Cash flows from investing activities:
      Proceeds from the sale of marketable securities       1,600
      Investment in marketable securities ............                (16,244)
      Property, plant, and equipment expenditures ....     (3,902)     (3,591)
      Entities purchased, net of cash acquired .......     (1,179)
      Other investing activities .....................         12         537
                                                         --------    --------
Net cash used in investing activities ................     (3,469)    (19,298)
                                                         --------    --------

Cash flows from financing activities:
      Proceeds from sale of common stock .............                 46,659
      Borrowings under revolving credit line .........      9,877
      Proceeds from sale/leaseback transactions ......      2,140
      Repayment of Applied Printing Note .............     (1,600)
      Repayment of notes and capital lease obligations     (1,078)     (1,355)
      Proceeds from exercise of stock options ........         72
      Repayment of intercompany borrowings - net .....                (18,000)
      Net distributions to Applied Printing ..........                 (4,653)
                                                         --------    --------
Net cash provided by financing activities ............      9,411      22,651
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents .       (528)      4,279
Cash and cash equivalents at beginning of period .....      2,567         666
                                                         --------    --------

Cash and cash equivalents at end of period ...........   $  2,039    $  4,945
                                                         ========    ========








                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The  accompanying  unaudited  condensed  financial  statements  of  Applied
Graphics Technologies, Inc. (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to financial statements contained in the Company's 1996 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

     On April 16, 1996 (the "Offering Date"), the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's Common Stock, was declared effective. Upon the Offering being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses (collectively, the "Prepress Business") of Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company. The Prepress Business was acquired in exchange for 9,309,900 shares of the Company's Common Stock and $37.0 million of additional consideration comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21.0 million and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16.0 million. The Company received net proceeds of $46.1 million from the Offering, of which $21.0 million was used to repay Institutional Senior Indebtedness and $16.0 million was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note.

     The acquisition of the Prepress Business was accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Offering Date and the results of the Company thereafter. The statements of operations and the statement of cash flows covering periods through the Offering Date have been prepared by combining the results of operations and cash flows of the specific divisions that comprised the Prepress Business. Prior to the Offering Date, these divisions operated as separate business units and maintained their own books and records. Through the Offering Date, Applied Printing managed the cash and financing requirements of all of its divisions centrally and, as such, the interest expense and related intercompany borrowing up until that date represents an allocation of Applied Printing's interest expense and the related debt. Additionally, prior to the Offering Date, Applied Printing and other related parties had provided certain corporate, general, and administrative services to the Prepress Business including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements prior to the Offering Date include an allocation of expenses for such services. The results of operations and cash flows for the periods ended June 30, 1996, may have differed had the Company operated as an independent entity during the entire period.

     In May 1997, the Company completed the purchase of certain assets of Star Graphic Arts Co., Inc., a prepress company in Northern California. In June 1997, the Company acquired certain assets of Digital Imagination, Inc., a digital events photography business. Also in June 1997, the Company acquired certain rights from a former joint venture partner, including the right to terminate the original arrangement and relocate certain print operations to its Los Angeles facility. For such acquisitions, the Company paid an aggregate of $1.2 million from amounts borrowed under its line of credit, assumed $2.7 million of liabilities, and granted rights to a minimum of 19,000 warrants to purchase its Common Stock with an approximate value of $0.3 million. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities acquired have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3.2 million and has been recorded as goodwill. The effects on revenues, income before provision for income taxes, net income, and earnings per share from these acquisitions, either individually or in the aggregate, are not material.

    Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 1997 presentation.


2.  ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. This statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," establishes standards for computing and presenting earnings per share and will require the restatement of all prior-period earnings per share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share data.

    Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

3.  INVENTORY

    The components of inventory (in thousands of dollars) were as follows:

                             June 30,   December 31,
                              1997         1996
                             ------       ------
          Work-in-process    $3,688       $2,596
          Raw materials ..    2,506        2,043
                             ------       ------

          Total ..........   $6,194       $4,639
                             ======       ======

4.  INCOME TAXES

     The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Offering Date and was not subject to tax. Concurrently with the acquisition, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Statement of Operations only for the periods subsequent to the Offering Date. Had the Company been subject to income taxes prior to the Offering Date, the provision for income taxes, net income, and earnings per share for the six months ended June 30, 1996, would have been $92,000, $2,150,000, and $0.19, respectively. There would have been no change to the provision for income taxes for the three months ended June 30, 1996. The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.

5.  EARNINGS PER SHARE

    Earnings per share of common stock are computed by dividing net income by the weighted average of the number of shares of common stock and common stock equivalents, where dilutive, outstanding. For the 1996 periods, earnings per share of common stock represent a pro forma calculation and include the number of shares of common stock issued and issuable to Applied Printing prior to the Offering Date.








6.  RELATED PARTY TRANSACTIONS

    Sales to, purchases from, and administrative charges incurred with related parties (in thousands of dollars) were as follows:


                         Six months ended    Three months ended
                             June 30,              June 30,
                         ---------------     ------------------
                          1997     1996         1997     1996
                         ------   ------       ------   ------

Affiliate sales ......   $6,326   $5,502       $2,679   $2,482
Affiliate purchases ..   $2,306   $1,410       $1,144   $  919
Administrative charges   $  532   $1,849       $  267   $  547




    Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates. Administrative charges incurred for the six and three months ended June 30, 1996, also include $1.5 million and $0.3 million, respectively, of costs allocated from Applied Printing for general management, treasury, financial reporting, and legal services. Such administrative charges are included in selling and administrative expenses in the Statements of Operations.


7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the six months ended June 30, 1997 and 1996, were as follows:

                         1997       1996
                        ------     ------

Interest paid .......   $  496     $  444
Income taxes paid....   $4,044

     Noncash investing and financing activities for the six months ended June 30, 1997 and 1996, were as follows:

                                                           1997         1996
                                                         --------     ---------

Notes payable issued in connection with an acquisition   $    488
Conversion of intercompany borrowing into
   Applied Printing Note .............................                $ 16,000
Distribution to Applied Printing in the form
    of increased intercompany borrowing ..............                $  3,819
Common stock issued in exchange for
    the Prepress Business ............................                $     93

Acquisitions:
Fair value of assets acquired ........................   $  4,253
Cash paid ............................................     (1,185)
Value of stock warrants issued .......................       (330)
                                                         --------

Liabilities assumed ..................................   $  2,738
                                                         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional, or the renewal of existing, on-site arrangements; the rate of expansion of services under the new agreement with General Motors; an expansion of services provided by the digital division; obtaining efficiencies from combining certain facilities; the rate and level of capital expenditures; or obtaining additional credit or financing sources.

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

Results of Operations
Six months ended June 30, 1997, compared with 1996

    Revenues in the first six months of 1997 were $19.5 million or 31.6% higher than in the comparable period in 1996. This increase was primarily due to $7.1 million of revenues generated from the operations of additional on-site facilities management contracts during the 1997 period that were in effect for none or only a portion of the 1996 period, $3.3 million of revenues from the SpotLink division whose dub and ship operations were acquired in December 1996, increased revenues of $1.6 million in the digital imaging services division from equipment sales and archiving services, $6.8 million of additional revenue generated in certain divisions of the traditional prepress business, primarily from increased business at the Carlstadt, NJ, facility and a New York City facility, and receipt of a nonrefundable payment of $2.0 million related to an agreement with one of the Company's major suppliers. These revenue increases were slightly offset by a decrease in revenues of $1.3 million at the Los Angeles and Burbank facilities as a result of combining these operations as discussed below.

    In March 1997, the Company signed a contract to be the primary provider of digital prepress production services and distribution and storage of radio and television commercials for General Motors. Under this long-term contract, which initially runs through August 2000 and is renewable for an additional two years at General Motors' option, the Company will consolidate all activities relating to the use of General Motors' visual content, including photographic images and audio and video commercials. The Company expects to begin providing significant services under this contract in the second half of 1997.

    The gross profit percentage in the first six months of 1997 was 34.8% as compared to 28.6% in the 1996 period. Gross profit increased $10.6 million or 60.0% in the first six months of 1997 as a result of the additional revenues for the period as discussed above and from reduced costs resulting from more favorable pricing negotiated with certain suppliers. This increase was partially offset by the lower gross profit at the Los Angeles and Burbank facilities resulting from decreased traditional prepress business along with expenses incurred and inefficiencies encountered during the transition period to combine the Burbank facility into the Los Angeles facility. The Company expects that combining these two facilities will provide greater capacity and more efficient operating results in the future.

    Selling, general, and administrative expenses in the first six months of 1997 were $3.8 million higher than in the first six months of 1996, but as a percent of revenue decreased to 22.4% in the 1997 period from 23.2% in the 1996 period. This improvement is primarily due to the increase in revenues discussed above and increased business from on-site facilities management contracts, which require less sales support than the traditional prepress business. Such improvements were partially offset by additional corporate expenses incurred related to being a publicly-traded company and from expanded business at certain operations as well as expenses incurred to combine the operations of the Los Angeles and Burbank facilities.

    Interest expense in the first six months of 1997 was $0.8 million less than in the 1996 period primarily due to the repayment of debt in April 1996 with the proceeds from the Offering.

    The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Offering Date and was not subject to tax. Concurrently with the acquisition, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Statements of Operations only for the periods subsequent to the Offering Date. Had the Company been subject to income taxes prior to the Offering Date, there would have been no change to the provision for income taxes for the three months ended June 30, 1996. The provision for income taxes, net income, and earnings per share for the six months ended June 30, 1996, would have been $92,000, $2,150,000, and $0.19, respectively. The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.

Three  months ended June 30, 1997, compared with 1996

    Revenues in the second quarter of 1997 were $10.3 million or 33.3% higher than in the comparable period in 1996. This increase was primarily due to $4.3 million of additional revenues generated from the operations of on-site facilities management contracts principally related to contracts that were in effect for none or only a portion of the 1996 period, $1.7 million of revenues from the SpotLink division whose dub and ship operations were acquired in December 1996, increased revenues of $1.0 million in the digital imaging services division from archiving services, and $3.3 million of additional revenue generated in certain divisions of the traditional prepress business, primarily from increased business at the Carlstadt, NJ, facility and a New York City facility and from additional revenues at the San Francisco metropolitan area facility resulting from a nonmaterial acquisition.

    The gross profit percentage in the second quarter of 1997 was 36.9% as compared to 30.2% in the 1996 period. Gross profit increased $5.9 million or 63.2% in the second quarter of 1997 as a result of the additional revenues for the period as discussed above and from reduced costs resulting from more favorable pricing negotiated with certain suppliers.

    Selling, general, and administrative expenses in the second quarter of 1997 were $2.3 million higher than in the second quarter of 1996, but as a percent of revenue decreased slightly to 23.0% in the 1997 period from 23.4% in the 1996 period. This improvement is primarily due to the increase in revenues discussed above and increased business from on-site facilities management contracts, which require less sales support than the traditional prepress business. Such improvements were partially offset by additional corporate expenses incurred related to being a publicly-traded company and from expanded business at certain operations.

    The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. This statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," establishes standards for computing and presenting earnings per share and will require the restatement of all prior-period earnings per share data. The implementation of SFAS No. 128 will not have a material impact on the Company's earnings per share data.

    Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.



Financial Condition

    During the first six months of 1997, the Company repaid the remaining $1.6 million of the Applied Printing Note with the proceeds from the sale of marketable securities. In March 1997 and June 1997, the Company entered into sale and leaseback arrangements that generated proceeds of $1.0 million and $1.1 million, respectively. Such arrangements resulted in immaterial gains that have been deferred and are being recognized in income as a credit against future rental expense. In May 1997, the Company renegotiated the terms under its revolving line of credit. The revised line of credit is a $25 million variable-rate facility with a term that runs through May 2000. Under the revised facility, interest on funds borrowed is either prime less 0.75% or LIBOR plus 1.50%. As of June 30, 1997, $15.5 million were borrowed under this line of credit.

    In July 1997, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933 relating to an offering of 5,000,000 shares of Common Stock, of which 3,000,000 are to be offered by the Company.

     Cash flows from operating activities during the first six months of 1997 decreased by $7.4 million as compared to the comparable period in 1996 due primarily to increased accounts receivable resulting from additional business and increased inventory levels associated with timing of purchases from suppliers. In addition to funding such working capital needs, during the first six months of 1997 the Company invested $3.9 million in equipment, paid $1.2 million related to nonmaterial acquisitions, and repaid $0.7 million of debt and lease obligations with the proceeds from two sale and leaseback transactions and additional borrowings under its line of credit.

    Working capital increased $12.3 million during the first six months of 1997 primarily from increased receivables, including amounts due from affiliates, resulting from additional business at existing facilities and from acquired operations, including SpotLink and other nonmaterial acquisitions. The increase in working capital was also partially attributable to an increase in amounts for rebates due from suppliers. Goodwill increased $3.2 million due primarily to several nonmaterial acquisitions during the first six months of 1997. Long-term debt increased $10.5 million due primarily to additional borrowings under the Company's revised line of credit.

    At June 30, 1997, capital commitments, which the Company expects to expend over the course of the next eighteen months, amounted to approximately $14.8 million, essentially all of which is for modernization and growth, including an $8.8 million capital investment the Company expects to make in connection with the General Motors contract. The Company intends to finance a substantial portion of these expenditures under operating leases, sale and leaseback arrangements, or with working capital, including the proceeds from the sale of additional shares of Common Stock.

    The Company believes that the cash flow from operations, proceeds from the sale of additional shares of Common Stock, its revolving credit facility, and its potential ability to obtain funding from other financing sources will be sufficient to fund its cash needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


    Not applicable.

                          PART II. - OTHER INFORMATION

Item 2.   Changes in Securities

          In June 1997, the Registrant acquired certain assets of Digital Imagination, Inc., a digital events photography company ("Digital Imagination"). As part of the consideration for the transaction, the Registrant issued warrants to purchase 10,000 shares of Common Stock (the "Warrants") to a former stockholder of Digital Imagination. The warrants are exercisable beginning June 6, 1999, for a period of three years at an exercise price of $39.25 per share. The sale and issuance of such securities by the Registrant were effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders of Applied Graphics Technologies, Inc., was held on May 19, 1997. The stockholders elected the eight directors set forth below for a one-year term to expire at the 1998 annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal. The numbers of shares voted for or withheld were as follows:


         Name                         Shares Voted For         Shares Withheld
         -----------------------      ----------------         ---------------

         Mortimer B. Zuckerman              13,081,505                  10,750
         Fred Drasner                       13,081,205                  11,050
         Melvin A. Ettinger                 13,081,505                  10,750
         Martin D. Krall                    13,081,505                  10,750
         John R. Harris                     13,091,905                     350
         Edward H. Linde                    13,091,905                     350
         Howard Stringer                    13,091,905                     350
         Linda J. Wachner                   13,091,905                     350


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

            10.4(b)* Third Amendment to Loan and Purchase Agreement dated June 30, 1997.

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

            10.6(e)(i)  Employment  Agreement,  effective  as of June  1,  1996, between the Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit No. 10.6(e) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 1997).

            10.6(e)(ii) Noncompetition,   Nonsolicitation,  and  Confidentiality
                        Agreement, effective as of June 1, 1996, between the Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit No. 10.6(e) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1996).

            10.7 Form of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.7 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

            27          Financial Data Schedule (EDGAR filing only).
---------------------------------------

* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

  (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                   (Registrant)


                                                     By: /s/ Melvin A. Ettinger
Date: August 1, 1997
------------------------
                                                             Melvin A. Ettinger
                            Vice Chairman, Chief Operating Officer and Director
                                                      (Duly authorized officer)


                                                        /s/ Louis Salamone, Jr.
Date: August 1, 1997
------------------------
                                                            Louis Salamone, Jr.
                              Senior Vice President and Chief Financial Officer
                                                  (Principal Financial Officer)