Form 10-K/A
period 1996-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1997-08-29
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

This amendment is being filed to reflect the pro forma net income data on the face of the Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.


We have audited the accompanying balance sheet of Applied Graphics Technologies, Inc. (a majority-owned subsidiary of Applied Printing Technologies L.P.) (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity and owner's equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
                                                                          ============     ============

                        See Notes to Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)


For the years ended December 31,                     1996          1995          1994
                                                   ---------     ---------     ---------
Revenues                                           $ 132,725     $ 117,802     $ 115,986
Cost of revenues                                      92,242        86,296        85,297
                                                   ---------     ---------     ---------

Gross profit                                          40,483        31,506        30,689
                                                   ---------     ---------     ---------

Selling expenses                                      15,486        16,156        15,746
General and administrative expenses                   13,068        17,373        16,341
Reorganization charge                                                3,060         6,668
                                                   ---------     ---------     ---------
  Total operating expenses                            28,554        36,589        38,755
                                                   ---------     ---------     ---------

  Operating income (loss)                             11,929        (5,083)       (8,066)

Interest expense                                      (1,833)       (3,332)       (2,807)
Other income, net                                        724           603         2,116
                                                   ---------     ---------     ---------

Income (loss) before provision for income taxes       10,820        (7,812)       (8,757)

Provision for income taxes                               865
                                                   ---------     ---------     ---------
Net income (loss)                                  $   9,955     $  (7,812)    $  (8,757)
                                                   =========     =========     =========

Earnings per common share:
  Primary                                          $    0.78
  Fully diluted                                    $    0.74

Weighted average number of common shares:
  Primary                                             12,797
  Fully diluted                                       13,506

Pro Forma Net Income Data:
  Income (loss) before provision for income
    taxes, as reported                             $  10,820     $  (7,812)
  Pro forma provision for income taxes                   785           115
                                                   ---------     ---------
  Pro forma net income (loss)                      $  10,035     $  (7,927)
                                                   =========     =========

Pro forma earnings (loss) per common share:
  Primary                                          $    0.78     $   (0.80)
  Fully diluted                                    $    0.74     $   (0.80)

Pro forma weighted average number of common
   shares:
  Primary                                             12,797         9,930
  Fully diluted                                       13,506         9,930

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
                                                                     ========     ========     ========

                        See Notes to Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
        STATEMENTS OF STOCKHOLDERS' EQUITY AND OWNERS' EQUITY/(DEFICIT)
              (In thousands of dollars, except per-share amounts)


                                                            Additional                 Owners'
                                                 Common      Paid-in     Retained      Equity/
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

      On April 16, 1996 (the "Offering Date"), the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Offering") of the Company's Common Stock, was declared effective. Upon the offering being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services and related businesses of Applied Printing (collectively, the "Prepress Business") in exchange for 9,309,900 shares of the Company's Common Stock and $37,000 of additional consideration ("Additional Consideration") comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000 and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. The Company received net proceeds of $46,103 from the Offering, of which $21,000 was used to repay Institutional Senior Indebtedness and $16,000 was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note. At December 31, 1996, Applied Printing owned approximately 60% of the Company's outstanding common stock.

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

                       (e) Employment Agreement, effective as of June 1, 1996,
                           between the Company and Louis Salamone, Jr.
                           (previously filed)

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


                  23 (a)   Consent of Deloitte & Touche LLP.

                  23 (b)   Consent of Coopers & Lybrand L.L.P.

                  27 Financial Data Schedule (EDGAR filing only) (previously filed).

                  99       Form 8-K filed October 4, 1996.
                           (previously filed).
----------
  * Omitted portions pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

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


APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)


By: /s/ Fred Drasner
-----------------------------      August 29, 1997
Fred Drasner
Director, Chairman, and Chief Executive Officer
      (Duly authorized officer)

Date:  August 29, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 29, 1997.

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

/s/ Edward H. Linde              Director
-------------------------
Edward H. Linde

/s/ Howard Stringer              Director
-------------------------
Howard Stringer

/s/ Linda J. Wachner             Director
-------------------------
Linda J. Wachner

                                EXHIBIT INDEX
                                -------------

            Exhibit No.                        Description
            -----------                        -----------

               23 (a)      Consent of Deloitte & Touche LLP.

               23 (b)      Consent of Coopers & Lybrand L.L.P.