Form 10-Q/A
period 1997-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1997-08-29
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A



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

        This amendment is being filed to reflect the pro forma net income data on the face of the Statements of Operations and to include a revised redacted
Exhibit 10.4(b).

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
                                                           =======     =======

                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)


                                                                        For the Six Months Ended          For the Three Months Ended
                                                                                June 30,                           June 30,
                                                                        -------------------------         -------------------------
                                                                          1997             1996             1997             1996
                                                                        --------         --------         --------         --------
Revenues .......................................................        $ 81,072         $ 61,586         $ 41,311         $ 30,988
Cost of revenues ...............................................          52,871           43,965           26,050           21,636
                                                                        --------         --------         --------         --------

Gross profit ...................................................          28,201           17,621           15,261            9,352
Selling, general, and
    administrative expenses ....................................          18,123           14,311            9,521            7,255
                                                                        --------         --------         --------         --------

Operating income ...............................................          10,078            3,310            5,740            2,097
Interest expense ...............................................            (508)          (1,343)            (298)            (439)
Other income (expense) - net ...................................              71              275              (60)             438
                                                                        --------         --------         --------         --------

Income before provision for
    income taxes ...............................................           9,641            2,242            5,382            2,096

Provision for income taxes .....................................           3,760               63            2,099               63
                                                                        --------         --------         --------         --------

Net income .....................................................        $  5,881         $  2,179         $  3,283         $  2,033
                                                                        ========         ========         ========         ========

Earnings per common share (pro forma in 1996):
     Primary ...................................................        $   0.39         $   0.19         $   0.21         $   0.16
     Fully Diluted .............................................        $   0.38         $   0.19         $   0.21         $   0.16

Weighted average number of common shares (pro forma in 1996):
    Primary ....................................................          15,244           11,425           15,305           13,075
    Fully Diluted ..............................................          15,374           11,425           15,375           13,075

Pro Forma Net Income Data:
Income before provision for income taxes, as reported ..........                         $  2,242                          $  2,096
Pro forma provision for income taxes............................                               92                                63
                                                                                         --------                          --------
Pro forma net income ...........................................                         $  2,150                         $   2,033
                                                                                         ========                         =========

Pro forma earnings per common share:
    Primary                                                                              $   0.19                         $    0.16
    Fully Diluted                                                                        $   0.19                         $    0.16

Pro forma weighed average number of common shares:
    Primary ....................................................                           11,425                            13,075
    Fully Diluted ..............................................                           11,425                            13,075
















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

            27          Financial Data Schedule (EDGAR filing only) (previously
                        filed).
---------------------------------------

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


                                            APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                   (Registrant)


                                                     By: /s/ Melvin A. Ettinger
Date: August 29, 1997
------------------------
                                                             Melvin A. Ettinger
                            Vice Chairman, Chief Operating Officer and Director
                                                      (Duly authorized officer)


                                                        /s/ Louis Salamone, Jr.
Date: August 29, 1997
------------------------
                                                            Louis Salamone, Jr.
                              Senior Vice President and Chief Financial Officer
                                                  (Principal Financial Officer)