Form 10-Q
period 1997-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1997-11-14
CIK 1006030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     The number of shares of the registrant's common stock outstanding as of October 31, 1997, was 17,819,383.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)

                                                      September 30, December 31,
                                                           1997        1996
                                                         ---------  ------------
ASSETS
Current assets:
Cash and cash equivalents ..........................       $ 8,719     $ 2,567
Marketable securities  .............................        99,419       1,600
Trade accounts receivable (net of
   allowances of $738 in 1997 and $472 in 1996) ....        45,248      29,584
Due from affiliates ................................         2,556
Inventory ..........................................         6,013       4,639
Deferred income taxes ..............................           958         705
Prepaid expenses and other current assets ..........         7,946       2,485
                                                           -------     -------
          Total current assets .....................       170,859      41,580

Property, plant, and equipment - net ...............        25,388      20,544
Goodwill ...........................................        12,501       7,121
Deferred income taxes ..............................         1,899       1,644
Other assets .......................................         1,987       1,258
                                                           -------     -------

          Total assets .............................      $212,634     $72,147
                                                          ========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses ..............       $23,665     $19,630
Applied Printing Note ..............................                     1,600
Current portion of long-term debt ..................           267         507
Current portion of obligations under
   capital leases ..................................           945       1,354
Due to affiliates ..................................         1,051         354
Other current liabilities ..........................         2,100       2,407
                                                           -------     -------
          Total current liabilities ................        28,028      25,852

Long-term debt .....................................         1,164       6,005
Obligations under capital leases ...................         1,246       1,265
Other liabilities ..................................         2,687       3,142
                                                           -------     -------
          Total liabilities ........................        33,125      36,264
                                                           -------     -------
Commitments and contingencies
Stockholders' equity:
Preferred stock  (no par value,
   10,000,000 shares authorized; no shares
   issued and outstanding)
Common stock (par value $0.01; 40,000,000
   shares authorized; shares issued and
   outstanding:  17,819,383 in 1997 and 14,349,683
   in 1996)  .......................................           178         143
Additional paid-in capital .........................       159,148      25,584
Unrealized investment gain .........................             4
Retained earnings ..................................        20,179      10,156
                                                           -------     -------
   Total stockholders' equity ......................       179,509      35,883
                                                           -------     -------

   Total liabilities and stockholders' equity ......      $212,634     $72,147
                                                           =======     =======

                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)


                                                                        For the Nine Months Ended         For the Three Months Ended
                                                                               September 30,                      September 30,
                                                                        -------------------------         -------------------------
                                                                          1997             1996             1997             1996
                                                                        --------         --------         --------         --------
Revenues .......................................................       $ 131,488         $ 96,763         $ 50,416         $ 35,177
Cost of revenues ...............................................          84,653           67,600           31,782           23,635
                                                                        --------         --------         --------         --------

Gross profit ...................................................          46,835           29,163           18,634           11,542
Selling, general, and
    administrative expenses ....................................          29,164           21,564           11,041            7,253
                                                                        --------         --------         --------         --------

Operating income ...............................................          17,671            7,599            7,593            4,289
Interest expense ...............................................            (921)          (1,688)            (413)            (345)
Interest income ................................................             345              458              328              227
Other income (expense) - net ...................................            (459)              89             (513)              45
                                                                        --------         --------         --------         --------

Income before provision for
    income taxes ...............................................          16,636            6,458            6,995            4,216

Provision for income taxes .....................................           6,613              274            2,853              211
                                                                        --------         --------         --------         --------

Net income .....................................................        $ 10,023         $  6,184         $  4,142         $  4,005
                                                                        ========         ========         ========         ========

Earnings per common share (pro forma for the nine month
  period in 1996):
     Primary ...................................................        $   0.64         $   0.51         $   0.25         $   0.29
     Fully Diluted .............................................        $   0.63         $   0.51         $   0.25         $   0.29

Weighted average number of
    common shares (pro forma for the nine month
    period in 1996):
    Primary ....................................................          15,645           12,226           16,448           13,810
    Fully Diluted ..............................................          15,941           12,226           16,555           13,810


Pro Forma Net Income Data:
Income before provision
    for income taxes, as reported ................................       $ 6,458
Pro forma provision for income taxes .............................           303
                                                                         -------
Pro forma net income .............................................       $ 6,155
                                                                         =======

Pro forma earnings per common share:
     Primary .....................................................       $  0.50
     Fully Diluted ...............................................       $  0.50

Pro  forma weighted average number of common shares:
     Primary .....................................................        12,226
     Fully Diluted ...............................................        12,226

                    See Notes to Interim Financial Statements


                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                      For the Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                     -------------  ------------
                                                          1997          1996
                                                     -------------  ------------
Cash flows from operating activities:
Net income .........................................   $  10,023    $   6,184
Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization ................       4,533        2,088
      Deferred taxes ...............................        (395)
      Other ........................................         392          474
Management of Changes in  Operating  Assets and
  Liabilities,  net of effects of acquisitions:
      Trade accounts receivable ....................     (13,634)      (7,463)
      Due from/to affiliates .......................      (1,859)         995
      Inventory ....................................      (1,101)        (176)
      Other assets .................................      (2,155)       1,388
      Accounts payable and accrued expenses ........       3,112       (4,000)
      Other liabilities ............................      (1,049)        (415)
                                                       ---------    ---------
Net cash used in operating activities ..............      (2,133)        (925)
                                                       ---------    ---------

Cash flows from investing activities:
      Proceeds from sale of
       available-for-sale securities ...............      36,499
      Proceeds from maturities of
       held-to-maturity securities .................       1,600
      Investments in available-for-sale securities .    (135,808)
      Investments in held-to-maturity securities ...                   (1,600)
      Property, plant, and equipment expenditures ..      (7,642)      (9,269)
      Entities purchased, net of cash acquired .....      (5,561)
      Other investing activities ...................          12          537
                                                       ---------    ---------
Net cash used in investing activities ..............    (110,900)     (10,332)
                                                       ---------    ---------

Cash flows from financing activities:
      Proceeds from sale of common stock ...........     121,700       46,326
      Borrowings (repayments) under revolving
       credit line - net ...........................      (5,628)       3,300
      Proceeds from sale/leaseback transactions ....       2,897        1,717
      Repayment of Applied Printing Note ...........      (1,600)     (14,400)
      Repayment of notes and capital
        lease obligations ..........................      (3,628)      (1,929)
      Proceeds from exercise of stock options ......       5,444
      Repayment of intercompany borrowings - net ...                  (18,000)
      Distributions to Applied Printing - net ......                   (5,108)
                                                       ---------    ---------
Net cash provided by financing activities ..........     119,185       11,906
                                                       ---------    ---------

Net increase in cash and cash equivalents ..........       6,152          649
Cash and cash equivalents at beginning of period ...       2,567          567
                                                       ---------    ---------

Cash and cash equivalents at end of period .........   $   8,719    $   1,216
                                                       =========    =========



                    See Notes to Interim Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
               (In thousands of dollars except share and per-share amounts)




                                             For the nine months ended September 30, 1997


                                                        Additional     Unrealized
                                             Common      Paid-in       Investment    Retained
                                              Stock      Capital         Gain        Earnings
                                             ---------  -----------    ----------    ---------

Balance at January 1, 1997 .............   $    143     $  25,584                    $  10,156

Issuance of 3,000,000 common
shares in a public offering ............         30       121,670

Warrants granted to
  purchase common shares                                      330

Issuance of 469,700 common
shares upon exercise of stock options ..          5         5,439

Income tax benefit associated with
   exercise of stock options ...........                    6,125

Unrealized gain on investments in
   available-for-sale securities ......                                $      4

Net Income ............................                                                 10,023
                                             --------   ---------      ---------     ---------

Balance at September 30, 1997 .........      $   178    $ 159,148      $      4      $  20,179
                                             ========   =========      =========     =========


















                    See Notes to Interim Financial Statements
                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Applied Graphics Technologies, Inc. (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to financial statements contained in the Company's 1996 Form 10-K, as amended. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

    On April 16, 1996 (the "Initial Offering Date"), the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Initial Offering") of the Company's Common Stock, was declared effective. Upon the Initial Offering being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses (collectively, the "Prepress Business") of Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company. The Prepress Business was acquired in exchange for 9,309,900 shares of the Company's Common Stock and $37.0 million of additional consideration comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21.0 million and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16.0 million. The Company received net proceeds of $46.1 million from the Initial Offering, of which $21.0 million was used to repay Institutional Senior Indebtedness and $16.0 million was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note.

    The acquisition of the Prepress Business was accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Initial Offering Date and the results of the Company thereafter. The statement of operations and the statement of cash flows covering periods through the Initial Offering Date have been prepared by combining the results of operations and cash flows of the specific divisions that comprised the Prepress Business. Prior to the Initial Offering Date, these divisions operated as separate business units and maintained their own books and records. Through the Initial Offering Date, Applied Printing managed the cash and financing requirements of all of its divisions centrally and, as such, the interest expense and related intercompany borrowing up until that date represents an allocation of Applied Printing's interest expense and the related debt. Additionally, prior to the Initial Offering Date, Applied Printing and other related parties had provided certain corporate, general, and administrative services to the Prepress Business including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements prior to the Initial Offering Date include an allocation of expenses for such services. The results of operations and cash flows for the nine month period ended September 30, 1996, may have differed had the Company operated as an independent entity during the entire period.

    In May 1997, the Company completed the purchase of certain assets of Star Graphic Arts Co., Inc., a prepress company. In June 1997, the Company acquired certain assets of Digital Imagination, Inc., a digital events photography business, and also acquired certain rights from a former joint venture partner. In July 1997, the Company acquired all of the assets of MBA Graphics, Inc. ("MBA"), a provider of prepress production, direct mailing, and brokered commercial printing services. In September 1997, the Company acquired certain assets of the broadcast media distribution business of Winkler Video Associates, Inc. For such acquisitions, the Company paid an aggregate of $5.7 million from amounts borrowed under its line of credit, assumed $7.1 million of liabilities, and granted warrants to purchase a minimum of 19,000 shares of its Common Stock with an approximate value of $0.3 million. In addition, the Company may be obligated to make payments or issue shares of Common Stock as additional consideration for certain of the acquisitions. Such additional consideration will be determined based upon the future financial performance of the acquired operations. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities acquired have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $5.5 million and has been recorded as goodwill. The effects on revenues, income before provision for income taxes, net income, and earnings per common share from these acquisitions, either individually or in the aggregate, are not material.

    On September 3, 1997, the Company's Registration Statement on Form S-3 under the Securities Act of 1933, as amended, relating to an offering of the Company's Common Stock (the "Offering"), was declared effective. As part of the Offering, the Company sold 3,000,000 shares of Common Stock, generating proceeds, net of underwriters' discount and transaction expenses, of $121.7 million. Also as part of the Offering, an additional 3,900,000 shares were sold by certain stockholders of the Company, of which 3,650,000 shares were sold by Applied Printing.

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

    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way public companies report information about operating segments in annual and interim financial statements. The Company believes its current reporting systems will enable it to comply with the implementation of SFAS No. 131.


3.  MARKETABLE SECURITIES

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in marketable securities at September 30, 1997, as "available for sale" and has recorded them at fair market value. Marketable securities at December 31, 1996, were classified as "held to maturity" and were recorded at amortized cost. Marketable securities at September 30, 1997, and December 31, 1996 (expressed in thousands of dollars), consisted of the following:

                                      September 30, 1997      December 31, 1996
                                     ---------------------   -------------------
                                      Market     Amortized   Market    Amortized
                                      Value      Cost        Value     Cost
                                     --------    ---------   --------  ---------
Debt issued by municipalities
  and their subdivisions:
   Maturing within 1 year ........   $13,500     $13,500
   Maturing after 15 years .......     5,000       5,000
Corporate debt securities maturing
   within 1 year .................    66,918      66,914
U.S. Government Treasury fund ....    14,001      14,001
U.S. Government Securities .......                           $ 1,600     $ 1,600
                                     -------     -------     -------     -------

Total ............................   $99,419     $99,415     $ 1,600     $ 1,600
                                     =======     =======     =======     =======


At September 30, 1997, and December 31, 1996, all securities were available for current operations and are therefore classified in the Balance Sheets as current assets. Unrealized holding gains and losses on available-for-sale securities, which were not material at September 30, 1997, are reflected as a separate component of Stockholders' Equity. Proceeds from sales of available-for-sale securities during both the nine and three month periods ended September 30, 1997, totaled $36.5 million and resulted in no realized gain or loss. Realized gains and losses are determined based on a specific identification basis.


4.  INVENTORY

    The components of inventory (in thousands of dollars) were as follows:

                                               September 30,    December 31,
                                                  1997             1996

Work-in-process ..............................   $3,712           $2,596
Raw materials ................................    2,301            2,043
                                                 ------           ------

Total ........................................   $6,013           $4,639
                                                 ======           ======


5.  INCOME TAXES

    The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Initial Offering Date and was not subject to tax. Concurrently with the acquisition of the Prepress Business, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Statement of Operations only for the periods subsequent to the Initial Offering Date. The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.


6.  EARNINGS PER SHARE

     Earnings per share of common stock are computed by dividing net income by the weighted average of the number of shares of common stock and common stock equivalents, where dilutive, outstanding. For the nine month period in 1996, earnings per share of common stock represent a pro forma calculation and include the number of shares of common stock issued and issuable to Applied Printing prior to the Initial Offering Date.

7.  RELATED PARTY TRANSACTIONS

    Sales to, purchases from, and administrative charges incurred with related parties (in thousands of dollars) were as follows:


                                         Nine months            Three months
                                     ended September 30,     ended September 30,
                                     -------------------     -------------------

                                      1997        1996        1997        1996
                                     -------     -------     -------     -------

Affiliate sales ................     $10,665     $ 8,172     $ 4,337     $ 2,291
Affiliate purchases ............     $ 3,125     $ 2,197     $   835     $   774
Administrative charges .........     $   798     $ 1,907     $   267     $   169


     Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates. Administrative charges incurred for the nine months ended September 30, 1996, also include $1.5 million of costs allocated from Applied Printing for general management, treasury, financial reporting, and legal services. Such administrative charges are included in selling and administrative expenses in the Statements of Operations.


8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the nine months ended September 30, 1997 and 1996 (in thousands of dollars), were as follows:

                                        1997              1996
                                        ----              ----

     Interest paid                 $     928         $     754
     Income taxes paid             $   4,757         $     765


     Noncash investing and financing activities for the nine months ended September 30, 1997 and 1996 (in thousands of dollars), were as follows:

                                                           1997           1996
                                                         --------       --------

Notes payable issued in connection
 with an acquisition ..............................      $    488
Increase in additional paid-in
 capital from income tax benefit
 associated with exercise of stock options ........      $  6,125
Reduction of goodwill from amortization
 of excess tax deductible goodwill ................      $    113
Conversion of intercompany borrowing into
 Applied Printing Note ............................                     $ 16,000
Distribution to Applied Printing in the
 form of increased intercompany borrowing .........                     $  3,819
Common stock issued in exchange for the
 Prepress Business ................................                     $     93

Acquisitions:
Fair value of assets acquired .....................      $ 13,119
Cash paid .........................................        (5,699)
Value of stock warrants issued ....................          (330)
                                                          --------

Liabilities assumed ...............................      $  7,090
                                                          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional, or the renewal of existing, on-site arrangements; the rate of expansion of services under the new agreement with General Motors; an expansion of services provided by the digital division; obtaining efficiencies from combining certain facilities; the rate and level of capital expenditures; the ability to identify and consummate suitable acquisitions; or obtaining additional credit or financing sources.

    On April 16, 1996 (the "Initial Offering Date"), the Company commenced the initial public offering (the "Initial Offering") of its Common Stock. Concurrent with the Initial Offering, the Company acquired substantially all of the assets and certain liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. ("Applied Printing") (collectively, the "Prepress Business"). The acquisition of the Prepress Business has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Initial Offering Date and the results of the Company thereafter.

    On September 3, 1997, the Company's Registration Statement on Form S-3 under the Securities Act of 1933, as amended, relating to an offering of the Company's Common Stock (the "Offering"), was declared effective. As part of the Offering, the Company sold 3,000,000 shares of Common Stock, generating proceeds, net of underwriters' discount and transaction expenses, of $121.7 million. Also as part of the Offering, an additional 3,900,000 shares were sold by certain stockholders of the Company, of which 3,650,000 shares were sold by Applied Printing.

Results of Operations
Nine months ended September 30, 1997, compared with 1996

    Revenues in the first nine months of 1997 were $34.7 million or 35.9% higher than in the comparable period in 1996. This increase was primarily due to $10.4 million of revenues generated from the operations of additional on-site facilities management contracts during the 1997 period that were in effect for none or only a portion of the 1996 period, $5.6 million of revenues from broadcast media distribution operations that have been acquired since the 1996 period, increased revenues of $3.6 million in the digital imaging services division from equipment sales, archiving services, and digital photography operations, $13.1 million of additional traditional prepress business, and receipt of a nonrefundable payment of $2.0 million related to an agreement with one of the Company's major suppliers. Traditional prepress revenues increased primarily from the results of MBA Graphics, Inc. ("MBA"), whose operations were acquired in July 1997, increased business at the Foster City facility resulting from the acquisition of the operations of Star Graphics Arts Co., Inc. ("Star Graphics"), in May 1997, additional revenue generated at the Detroit facility as a result of the new contract entered into with General Motors, and an overall increase in business at the Carlstadt, NJ, facility, and a New York City facility.

    The gross profit percentage in the first nine months of 1997 was 35.6% as compared to 30.1% in the 1996 period. Gross profit increased $17.7 million or 60.6% in the first nine months of 1997 as a result of the additional revenues for the period as discussed above and the reduction of costs due to favorable pricing negotiated with certain suppliers.

    Selling, general, and administrative expenses in the first nine months of 1997 were $7.6 million higher than in the first nine months of 1996, but as a percent of revenue decreased slightly to 22.2% in the 1997 period from 22.3% in the 1996 period. Improvements were achieved primarily from the increase in revenues discussed above and increased business from on-site facilities management contracts, which require less sales support than the traditional prepress business. Such improvements were offset by additional corporate expenses incurred related to being a publicly-traded company, additional expenses incurred as part of the Company's expansion and development of a national sales force to better market its services, and from expanded business at certain operations.

    Interest expense in the first nine months of 1997 was $0.8 million less than in the 1996 period primarily due to the repayment of debt in April 1996 with the proceeds from the Initial Offering and the repayment of borrowings under the line of credit in September 1997 with the proceeds from the Offering.

    The effective rate of the provision for income taxes in 1996 was lower than would ordinarily be expected due primarily to the reversal of both Federal and state deferred tax asset valuation allowances.

Three  months ended September 30, 1997, compared with 1996

    Revenues in the third quarter of 1997 were $15.2 million or 43.3% higher than in the comparable period in 1996. This increase was primarily due to $3.5 million of additional revenues generated from the operations of on-site facilities management contracts principally related to contracts that were in effect for none or only a portion of the 1996 period, $2.3 million of revenues from the broadcast media distribution operations that have been acquired subsequent to the 1996 period, increased revenues of $1.9 million in the digital imaging services division from archiving services and digital photography operations, and $7.5 million of additional revenue generated in the traditional prepress business. Traditional prepress revenues increased primarily from the results of MBA, whose operations were acquired in July 1997, increased business at the Foster City facility resulting from the acquisition of the operations of Star Graphics in May 1997, incremental revenue generated at the Detroit facility as a result of the new contract entered into with General Motors, and an overall increase in business at the Carlstadt, NJ, facility, and a New York City facility.

    The gross profit percentage in the third quarter of 1997 was 37.0% as compared to 32.8% in the 1996 period. Gross profit increased $7.1 million or 61.4% in the third quarter of 1997 as a result of the additional revenues for the period as discussed above, including revenues from higher margin operations, and from reduced costs resulting from more favorable pricing negotiated with certain suppliers.

    Selling, general, and administrative expenses in the third quarter of 1997 were $3.8 million higher than in the third quarter of 1996, and as a percent of revenue increased slightly to 21.9% in the 1997 period from 20.6% in the 1996 period. This is primarily due to additional corporate expenses incurred related to being a publicly-traded company, additional expenses incurred as part of the Company's expansion and development of a national sales force to better market its services, and from expanded business at certain operations.

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

    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way public companies report information about operating segments in annual and interim financial statements. The Company believes its current reporting systems will enable it to comply with the implementation of SFAS No. 131.

Financial Condition

    In September 1997, the Company received $121.7 million in proceeds, net of underwriters' discount and transaction expenses, from the Offering. Of such proceeds, $22.7 million were used to repay the amount then outstanding under the Company's revolving line of credit. The remaining proceeds of approximately $99 million were invested in marketable securities. The Company plans to use a significant portion of the proceeds from the Offering to further expand its business through acquisitions. Although the Company continues to evaluate acquisition opportunities on an ongoing basis, there is no assurance that the Company will successfully complete additional acquisitions. The Company also received $5.4 million from the exercise of 469,700 employee stock options in the first nine months of 1997.

     During the first nine months of 1997, the Company repaid the remaining $1.6 million of the Applied Printing Note with the proceeds from the maturity of marketable securities. In the first nine months of 1997, the Company entered into three separate sale and leaseback arrangements that generated proceeds of $2.9 million. Such arrangements resulted in immaterial gains that have been deferred and are being recognized in income as a credit against future rental expense. In November 1997, the Company renegotiated its existing revolving line of credit, increasing its borrowing capacity to an aggregate of $60 million, consisting of a $35 million revolving line of credit (the "Revolver") and a $25 million acquisition line of credit (the "Acquisition Line"). The Revolver and the Acquisition Line have repayment terms that run through November 13, 2000, and December 1, 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from the lower of prime less 1.00% or Libor plus 0.50%, to the greater of prime plus 0.125% or Libor plus 1.375%. There are no borrowings currently outstanding under either of these facilities.

    Cash flows from operating activities during the first nine months of 1997 decreased by $1.2 million as compared to the comparable period in 1996 due primarily to increased accounts receivable resulting from additional business, increased inventory levels associated with timing of purchases from suppliers, and additional tax payments offset by cash generated from additional income and the timing of vendor payments. In addition to the cash generated and used as part of the capital transactions described above, during the first nine months of 1997 the Company invested $7.6 million in equipment, paid $5.7 million related to acquisitions, and repaid $3.6 million of debt and lease obligations with the proceeds from the three sale and leaseback transactions and the proceeds from the exercise of stock options.

    Working capital increased $127.1 million during the first nine months of 1997 primarily from the proceeds from the Offering, increased receivables, including amounts due from affiliates, resulting from additional business at existing facilities and from acquired operations. The Company also recorded a tax benefit in the amount of $6.1 million associated with the exercise of employee stock options that reduced the cash requirement for taxes for the remainder of 1997. Long-term debt decreased $4.7 million due primarily to the repayment of amounts borrowed under the line of credit with a portion of the proceeds of the Offering.

    At September 30, 1997, capital commitments, which the Company expects to expend over the course of the next fifteen months, amounted to approximately $13.7 million, essentially all of which is for modernization and growth, including a $8.2 million capital investment the Company expects to make in connection with the General Motors contract and $1.8 million for expansion to handle additional business from The Home Depot. The Company intends to finance a substantial portion of these expenditures under operating leases, sale and leaseback arrangements, or with working capital, including the proceeds from the Offering.

    The Company believes that the cash flow from operations, proceeds from the Offering, its revolving credit facility, and its potential ability to obtain funding from other financing sources will be sufficient to fund its cash needs for the foreseeable future.


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

            10.4(b)* Third Amendment to Loan and Purchase Agreement dated June 30, 1997 (Incorporated by reference to Exhibit No. 10.4(b) forming part of the Registrant's Report on Form 10-Q/A (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1997).

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

  (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                   (Registrant)


                                                     By: /s/ Melvin A. Ettinger
Date: November 13, 1997
------------------------
                                                             Melvin A. Ettinger
                            Vice Chairman, Chief Operating Officer and Director
                                                      (Duly authorized officer)


                                                        /s/ Louis Salamone, Jr.
Date: November 13, 1997
------------------------
                                                            Louis Salamone, Jr.
                              Senior Vice President and Chief Financial Officer
                                                  (Principal Financial Officer)