Form 10-K
period 1997-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1998-03-27
CIK 1006030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates as of February 28, 1998 was $763,864,610.

The number of shares of the registrant's Common Stock outstanding as of February 28, 1998, was 17,904,486 shares.

The following  documents  are hereby  incorporated  by reference  into this Form
10-K:
      (1) Portions of the 1998 Proxy Statement/Prospectus included as part of the Registrant's Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission (Part III).

                                TABLE OF CONTENTS


                                                                           PAGE
  ITEM     PART I

   1.      Business                                                         1

   2.      Properties                                                       8

   3.      Legal Proceedings                                                8

   4.      Submission of Matters to a Vote of Security Holders              8

           Executive Officers of the Company                                9

           PART II

   5.      Market for the Registrant's Common Equity and
           Related Stockholder Matters                                      11

   6.      Selected Financial Data                                          11

   7.      Management's Discussion and Analysis of
           Financial Condition and Results
             of Operations                                                  12

   8.      Financial Statements and Supplementary Data                      16

   9.      Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure
                                                                            39

           PART III

   10.     Directors and Executive Officers of the Registrant               40

   11.     Executive Compensation                                           40

   12.     Security Ownership of Certain Beneficial Owners
           and Management                                                   40

   13.     Certain Relationships and Related Transactions                   40

           PART IV

   14.     Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                          41

           Signatures                                                       44

                                     PART I

      Certain   statements   made  in  this  Annual  Report  on  Form  10-K  are
"forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the trend toward electronic distribution of content; the efficiency of competitors or customers of the Company; the trend toward outsourcing ancillary functions; the rate of expansion of services under the agreement with General Motors; the securing of additional, or the renewal of existing, on-site arrangements; the expansion of on-line distribution services; the growth of the market for advanced digital imaging services; the Company's expansion into broadcast media distribution services; generating additional business from on-site customers; the successful entry into the event-driven and retail digital photography markets; market acceptance of the Company's digital photography product line; the rate of expansion of the Company's sales force; cross-selling the Company's services; the rate of opening additional facilities; the rate and level of capital expenditures; and the securing of additional credit facilities.

Item 1.  BUSINESS.


General

      Applied Graphics Technologies, Inc. (the "Company") is an independent provider of digital prepress services to magazine publishers, advertising agencies, entertainment companies, automobile manufacturers, and retailers. The Company's largest customers in each of these categories include McGraw-Hill, Newsweek and Conde Nast; The InterPublic Group of Companies and Team One Advertising; The Walt Disney Company and Time Warner; General Motors; The Home Depot and Sears Roebuck & Company. The Company provides its services on an outsourcing basis either in the Company's own facilities or onsite at the customer's location, emphasizing its ability to provide a full range of services more effectively and economically than its customers could internally. In 1994, the Company began to provide advanced digital imaging services to meet the evolving needs of its customers. Digital archiving and distribution services are now being provided to customers including General Motors, Time Warner's Time Picture Collection, CBS, ABC, Citibank, the American Society of Media Photographers and the United States Holocaust Memorial Museum.

      The scope of the Company's services and the range of customers that can make use of these services have expanded with the emergence of electronic distribution channels and the ability to create digital archives. "Prepress services" combine text with black and white and full-color pictures and graphics into page layout format, and have traditionally been used to prepare content for reproduction in print. A similar process is required to digitize information for electronic distribution, such as on the World Wide Web and for CD-ROM. Publishers, advertising agencies, entertainment companies and others are increasingly exploiting these new distribution channels for marketing and promotion, for targeting individual or groups of customers or for reselling their graphic images in a cost-effective manner.

      The Company uses its Digital Link System and other commercially available systems to provide digital imaging services. The Digital Link System uses an integrated suite of software applications that allows the Company to offer customers the ability to capture, edit, store, archive, retrieve, and distribute their content in a digital environment.

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

      In December 1996, the Company acquired the assets of SpotLink, Inc. ("SpotLink"), a subsidiary of Western International Media Corporation ("Western"), which is owned by The InterPublic Group of Companies. In September 1997, the Company acquired the broadcast media distribution business of Winkler Video Associates, Inc. ("Winkler"). Through the SpotLink and Winkler acquisitions, the Company provides volume duplication and distribution of radio and television advertisements, a service known as "dub and ship," to broadcast stations. With the expansion into the broadcast media distribution business, the Company increased its service offerings to existing customers, including The Walt Disney Company and General Motors.

     The Company currently maintains a network of twenty-three principal digital prepress facilities located in metropolitan areas to provide localized services to its customers, many of which have offices nationwide. Additionally, the Company provides its on-site services at eighteen customer locations, often under multi-year contracts. The Company believes that performing its services on-site strengthens its relationship with its customers and broadens their demand for the range and volume of the Company's services. Four of these on-site service locations also perform services for other customers.

      The Company was incorporated in Delaware on December 12, 1995. On April 16, 1996, upon the Company's Registration Statement on Form S-1 under the
Securities Act of 1933 being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. ("Applied Printing").

Services

      The  Company  provides  a  full  range  of  digital  prepress,  outsourced
facilities   management,   advanced   digital   imaging,   and  broadcast  media
distribution services.

      Digital Prepress Services. Digital prepress services are necessary to combine text with black and white and full-color picture and graphic content into page format for publication in print and distribution on the World Wide Web, e-mail, proprietary on-line services, and CD-ROM. In general, the prepress services provided by the Company begin with scanning the customer's content into digital format. Scanning separates color content into component colors and converts them into colors used in the printing process - cyan, magenta, yellow, and black. Once the image is separated, two file formats of the image are produced - high resolution for final output and low resolution for customer design and/or layout. The low resolution file is sent to the customer on-line or on a computer disk, and the customer can position the low resolution file into its page on its own desktop system and size and crop the image as desired. Simultaneously, the Company personnel compare the "separated" image on the high resolution file to the original picture and use specialized computer software to refine the colors and to make enhancements to the image as the customer requests. Throughout this process, the Company works closely with the creative and artistic directors of the customer. Often, multiple iterations of the image are exchanged by the Company and the customer before the final, high resolution image is set in the page. The Company personnel then replace the low resolution image and perform certain technical processes (such as masking and trapping) to enhance the quality of the final product. The page is then output to four separate color files (film or transmission) that when processed will generate four pieces of film used to create four printing plates per page. The image is generated in print by the cumulative effect of the plates. Similarly, content to be distributed on-line is output to three colors (red, green, and blue) which is converted from the final high resolution file. In performing prepress services, the Company frequently uses the Digital Link System, which performs several prepress functions efficiently. See "- Technology."

      Capitalizing  on these  services,  the Company  established  a Magazine Ad
Management Division and Newspaper Ad Management Division to provide comprehensive digital prepress and print content management services to magazines and newspapers. The Magazine Ad Management Division provides digital advertising storage management and electronic transmission services to magazine publishers, advertising agencies, and printers nationwide using the Digital Link System. The Company has a multi-year agreement with Time, Inc., to provide a variety of digital ad management services to People, Time, Sports Illustrated, Entertainment Weekly, Fortune, and Life and also has a multi-year agreement with U.S. News & World Report, L.P., to provide such services. The Newspaper Ad Management Division provides services to the New York Daily News and the Newark (New Jersey) Star-Ledger, including electronic design, digital advertising composition, and transmission of display advertising.

     During 1997, the Company acquired the operations of several prepress companies, including all of the assets of MBA Graphics, Inc. ("MBA"), an unaffiliated provider of prepress production, direct mailing, and brokered commercial printing services primarily to The Home Depot at its four facilities. Pursuant to the acquisition agreement with MBA, the Company may be required to make additional payments, in a combination of cash and the Company's common stock, based upon MBA's financial performance for calendar years 1997, 1998, and 1999. The Company also acquired certain assets of Star Graphic Arts Co., Inc., an unaffiliated prepress company in Northern California, and all of the assets of Vancor Color, Inc. ("Vancor"), an unaffiliated provider of prepress services in Southern California. Pursuant to the acquisition agreement with Vancor, the Company may be required to make additional payments to Vancor in shares of the Company's common stock based upon Vancor's financial performance for the calendar years ended December 31, 1997, 1998, and 1999.

      Outsourced Facilities Management Services. In response to demands of certain customers, the Company performs services at a customer's location rather than at one of the Company's facilities. In addition, the Company may perform services at a primary customer's location for other customers as capacity allows. Contracts with customers for on-site work are often for three years or more and for a base amount of services, although the Company believes its on-site presence generates additional business in the form of digital imaging services and more prepress work from that customer. If the primary customer's work flow is high, or if there is an equipment failure at that location, the Company augments on-site staff and equipment by working on the primary customer's projects at the Company's other facilities. The Company's on-site services vary according to the customer's needs. For some publications, such as Newsweek, US. News & World Report, and BusinessWeek, the Company is responsible for operating, maintaining, and staffing the on-site prepress equipment and for performing all prepress services for editorial content. Performing work on-site permits the Company to better understand its customers' preferences and workflow demands. On-site work also reduces the time needed to approve or discuss revisions with the customer and to deliver the final product to the customer. These advantages enable the Company to be more responsive and to increase the level and type of service it provides. For example, when performing prepress work on-site, the Company has the ability to introduce the customer to its archiving and other digital imaging services.

      Advanced Digital Imaging Services. The Company's Digital Imaging Services Division ("DISD") commenced work on the Digital Link System in 1995 as a project for the New York Daily News to assist the newspaper with its demanding prepress and related image storage and retrieval functions. Using integrated equipment and proprietary software, the Digital Link System offers a cost-effective, easy-to-use method to store, manipulate, repurpose, and distribute digital images. The open architecture of the Digital Link System enables the Company to tailor the system to each customer's digital imaging needs. The Company uses the Digital Link System to provide advanced digital imaging services, such as archiving and online distribution to both traditional prepress and new groups of customers. These customers are increasingly looking to distribute their content digitally through traditional media channels and to exploit new distribution methods, such as the World Wide Web, e-mail, proprietary on-line services, and CD-ROM, all of which use digitized content.

      The Company uses its Digital Link System to create digital archives of photographic prints, slides, film, and other images. Archiving images provides the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted, and re-edited. Because the archived images are in digital form, they may be reused without having to be rescanned, thereby saving time and money, and are in a format suitable for print or on-line distribution. The Company's archiving services are tailored to each customer by evaluating the content and the customer's needs and provided to the customer as an open system archive. Once the images are digitized, the Company customizes a database that allows the customer to quickly access images using keywords, text searches, or bar-codes. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are provided under long term contracts, are typically related to millions of images, and are usually priced on a per image basis according to the Company's evaluation of the customer's images and the scope of services to be provided.

      The Company has developed a family of digital photography systems, including a digital portrait system and a portable digital events system. These systems integrate a suite of proprietary Digital Link software applications with specialized hardware and are based on an open architecture that supports the leading digital cameras and printers. The Company recently consummated the acquisition of two digital events photography businesses and now provides complete digital event photography services at various locations, including sporting events, stadiums, and resorts. To date the Company has not derived significant revenues from these services.

     Broadcast Media Distribution Services. Through the SpotLink and Winkler acquisitions, the Company entered the broadcast media distribution business in which the Company receives a master copy of a commercial on video or audiotape, duplicates the tape, and ships the copies via air freight to radio and television stations for rebroadcast. As part of the SpotLink acquisition, the Company entered into a multi-year contract under which Western is obligated to direct all of its broadcast media distribution business to the Company. The Company has agreed to provide broadcast media distribution services to General Motors under its contract to act as General Motors' digital content manager.

Related Services

      At its facility in Los Angeles, California, the Company provides printing services performed principally for entertainment customers, such as The Walt Disney Company. The Company prints movie posters, CD covers, video covers, and promotional materials. Revenues from these printing services represented less than 10% of the Company's revenues in 1997. The Company also licenses software and sells hardware related to the Digital Link System.

Technology

      The Company aggressively implements technological advances in order to improve and expand its prepress and advanced digital imaging and digital imaging related services. This commitment is demonstrated by its Digital Link System and its internal communications and satellite transmission capabilities.

      The Digital Link System. The Digital Link System is a suite of proprietary software applications that integrates a wide variety of digital imaging hardware. Operating over large area networks, including the World Wide Web, this networked set of applications is used to capture, edit, store, archive, retrieve, and distribute large numbers of digital assets, including images, video, and audio. Its features include zooming, enlarging, side-by-side comparison, sorting, categorizing, and text annotations, as well as a variety of image optimization tools including cropping and retouching. Images that are archived using the system may be easily retrieved through text and key word searches, manipulated by computer, and distributed through both conventional print as well as electronic distribution channels that require digitized content. To date, this system has been used predominantly to process graphic images, although it also is capable of capturing, storing, and retrieving audio and video files.

      The Digital Link System uses software to integrate a variety of different image capture devices such as digital cameras, drum and flatbed scanners, wire services, and other suitable high capacity storage devices. Optional software from the Company's suite of applications may be added to suit each customer's image management needs. For example, a customer may add a Photo CD Gateway, which interfaces with a scanner to capture images. A customer may also select the Digital Link Photo Editor that categorizes, reviews, and selects images stored in the Digital Link System. The Digital Link System includes customized software that permits the system to interface with virtually any equipment the customer may already have, such as a proprietary or "closed" prepress system or existing desktop systems. The software used in the Digital Link System was created by a team headed by Scott A. Brownstein, Executive Vice President, Digital Imaging Services Division of the Company. Mr. Brownstein played a major role in the development of many of the technologies used in Kodak's patented Photo CD system.

      The Digital Link System enhances the delivery of prepress services. For example, the system enables a user to quickly and easily retrieve an image, and then enlarge, reposition, and retouch the image as if using stand-alone prepress computer equipment.

      Communications Networks. Many of the Company's facilities are connected by a data network system that enables the Company to allocate prepress work among its facilities for timely completion. The Company has also established communications links among its facilities and customer sites at which the Company is providing services. Additionally, the Company uses a satellite system to deliver final prepress work in digital form to eleven printing plants of eight unaffiliated printing companies. The Company leases transmission time on three frequencies on a year-round basis and has installed satellite transmitting equipment at its facilities and receiving equipment at the printing sites. This system was established originally to assist magazine publishers in meeting their demanding production cycles but has been expanded to include transmissions for other publications. The connection to multiple printing sites allows these publications to be printed at several locations in order to meet distribution schedules. The Company personnel working at the printing plants on this network produce the film required to create printing plates and receive digital data used to drive computer to plate equipment. In addition, the Company personnel coordinate and calibrate the receiving equipment in an effort to ensure consistency in the final product among the various printing sites.

Customers

     The Company's customer base encompasses a wide variety of enterprises and organizations, including leading publishers, advertising agencies, entertainment companies, automobile manufacturers, and catalog and other businesses focused on quality print and graphic images and the distribution of advertising content. In 1997, the Interpublic Group of Companies produced approximately $19.1 million in revenues, or 10.3%, of the Company's total revenues, through its various advertising agencies, including the work provided to the broadcast media distribution business under the multi-year contract associated with the acquisition of SpotLink. The Company's twenty largest nonaffiliated customers accounted for approximately 53.4% of the Company's revenues in 1997. Revenues from many of the Company's large customers, however, are an aggregation of revenues for services provided by the Company to different groups or publications within a customer. For example, the Company provides services to twelve divisions of The Walt Disney Company, each of which plays a major role in the selection of a prepress vendor. In 1997, approximately 9.1% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mr. Mortimer B. Zuckerman, the Chairman of the Board of Directors of the Company, and Mr. Fred Drasner, Chairman, Chief Executive Officer, and a director of the Company, as well as with Snyder Communications, Inc., of which both Messrs. Zuckerman and Drasner are members of the Board of Directors and in the aggregate own approximately 13% of the outstanding common stock. An additional 34.8% of the Company's revenues were under multi-year contracts or arrangements with nonaffiliated customers. As is customary in the prepress industry, in most cases there is no contractual arrangement that would prevent prepress customers from selecting a competitor of the Company to perform some or all of their prepress work.

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

     The Company continues to expand its sales force to focus on on-site and outsourcing arrangements for customers currently performing all or a portion of their prepress work in-house. Because such a decision to outsource is made at a level higher than prepress vendor selection decisions, the Company believes that a separate sales force is more conducive to obtaining such business.

     The Company is also is in the process of expanding its sales force to market digital imaging services to traditional and new groups of customers. Prior to the latter half of 1996, such services have been marketed only by several senior officers of the Company. The Company is also expanding the sales force of its SpotLink division. The Company believes its long-term agreement with Western, the largest media buyer in the U.S., under which Western will direct its "dub & ship" business to the Company, creates a significant sales opportunity. Additionally, the Company's sales force has begun cross-selling the broad range of its services.
Vendor Arrangements

     The Company is a major purchaser of certain types of products. Because of the dollar amount of the products it purchases, the Company has been in a position to enter into arrangements with vendors pursuant to which the vendors pay rebates to the Company based upon a specified dollar volume of products purchased by the Company over a given time period.

Competition

      Prepress  services are performed  primarily by three types of  businesses:
(i) independent providers that typically do not also offer commercial printing services as a principal part of their overall business, (ii) commercial printers that provide prepress and other image management services as an adjunct to their printing businesses, and (iii) customers that perform certain services themselves using available desktop publishing technologies. The industry currently is extremely fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on the basis of price by bundling the cost of prepress services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization, and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent prepress providers.

      The Company competes for prepress work on the basis of quality of service, price of service, and the ability to satisfy demanding customers. The Company believes that not every prepress provider can meet the demands of the types of customers served by the Company. Among this smaller group, the Company competes primarily based on historical reliability of service and on price. The Company believes it maintains competitive prices by efficiently implementing new technologies in its digital imaging and prepress businesses. Additionally, the Company believes that it is able to maintain competitive prices by coordinating its customers' in-house capabilities with its own equipment, thereby minimizing redundant processes and lowering customer costs. In addition, the Company competes for prepress work based on its ability to provide other digital imaging services. For example, the Company provides digital archiving services for prepress customers at a lower cost than if purchased on a stand-alone basis because of the Company's ability to efficiently integrate the prepress and archiving processes.

      Independent prepress providers typically provide services based upon a customer's request for which the provider is paid on a per-job basis. In most cases, there is no contractual arrangement that would prevent a customer from changing prepress providers on a per-project basis except for the Company's typical on-site arrangement for which a multi-year contract is obtained.

      In the publication area, the Company competes with numerous regional prepress companies, such as Spectragraphics in the New York area, TSI Graphics in St. Louis, and NEC in Tennessee. The Company competes nationally for publication business with American Color. Additionally, the Company competes with large commercial printers, such as R. R. Donnelley & Sons, Co., World Color Press, Inc., and Quad/Graphics, Inc. These commercial printers typically offer major price incentives through multi-year contracts for publications to do both their printing and prepress work at that printer's facilities. The Company's primary national competitor for advertising agency business is Wace, U.S.A., headquartered in Chicago, and a number of smaller regional prepress companies. The Company competes with many vendors in providing advanced digital imaging services, including Wace, U.S.A. and R. R. Donnelley & Sons, Co.

      In the area of digital imaging and archiving, the Company competes with a small number of software-development companies marketing products to manage image databases. The Company believes, however, that the breadth of service (i.e., associated scanning and output options) provided by the Company through its Digital Link System surpasses that of these other products. For example, Cascade and SRA are competing database software products; however, in both cases, the Company has secured ancillary business (e.g., scanning services and archiving) with enterprises using these competing products. T-l is a production and archiving alternative developed specifically for the newspaper market, and is in direct competition with the Company's Digital Link System for customers in the newspaper-publishing industry. The Company believes that its fully-integrated system offers greater flexibility than its competitors' systems, which are primarily stand-alone databases.

      In the area of retail photography and events imaging, competition to the Company's offerings is mainly in the form of small software shops offering digital solutions, such as EPS, Castleworks, and ANSI. The Company believes that its ability to effectively market its products and support its installations surpasses the ability of its competitors. Various larger companies, such as Polaroid and Kodak, compete with the Company as equipment vendors and offer more fully equipped systems that utilize hardware components manufactured by their respective parent companies, unlike the Company's offerings for retail photography and events imaging, which are modular and capable of integrating equipment (e.g., digital cameras and dye-sublimation printers) from virtually any leading manufacturer.

      In the broadcast media distribution business, the Company competes with many local and/or regional suppliers as well as national suppliers, such as Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Digital Generation Systems, Inc., and VDI Media. These services are typically provided on a per-job basis. The Company generally has no contractual arrangements that would prevent a customer from changing providers. The Company believes competition is based on quality of duplication, speed, and reliability of distribution as well as price.

Employees

     As of December 31, 1997, the Company had approximately 1,757 full-time employees, approximately 608 of whom are salaried employees and approximately 1,149 of whom are hourly employees. Approximately 144 of the Company's employees at two facilities, one each in Chicago and Los Angeles, primarily in the area of production, are covered by two collective bargaining agreements with the Graphic Communications International Union that expire August 31, 1999, and December 31, 1999, respectively. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.

Intellectual Property

     The Company has a copyright in the software comprising the Digital Link(R) System. Copyrights do not preclude competitors from developing comparable software. The Company does not currently have any patents. The Company owns the registered trademarks "Applied Graphics Technologies," "Digital Link," "AGT," and other marks used in its business.

Recent Developments

     In February 1998, the Company entered into a definitive agreement to merge Devon Group, Inc. ("Devon"), a digital prepress and publishing company, into a newly-formed, wholly-owned subsidiary of the Company. As of and for the fiscal year ended March 31, 1997, Devon had total assets, revenues, and operating income of $163.8 million, $209.5 million, and $29.1 million, respectively. Under the terms of the agreement, which is subject to regulatory approval and the approval of the Company's and Devon's stockholders, the Company will pay $30 per share in cash and distribute 0.6 share of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration to be paid is estimated to be $450 million including transaction costs. To fund the cash portion of the merger consideration, estimated to be approximately $230 million including the transaction costs, the Company has a fully-underwritten commitment from a commercial bank that would increase its borrowing capacity to $250 million. This commitment expires on June 15, 1998. The Company is also contemplating other financing alternatives to fund all or part of the cash portion of the merger consideration.

     In January 1998, the Company acquired all of the assets of Flying Color Graphics, Inc. ("Flying Color") in exchange for $18.9 million, 68,103 shares of the Company's common stock, and the assumption of certain liabilities. Flying Color was an unaffiliated provider of prepress services to various retailers, including Spiegel, with 1997 revenues of approximately $18.7 million. Flying Color operates five facilities located throughout the Midwest.

 Item 2. PROPERTIES

     The Company leases its corporate headquarters in New York City and operates twenty-three principal digital prepress facilities at the locations indicated below. Four of these facilities are on-site facilities that also provide services to other customers as capacity allows.

      New York City                  Northern New Jersey
      (3 facilities)                 (3 facilities)

      Atlanta, Georgia               Central Illinois
                                     (3 facilities)

      Boulder, Colorado              Rochester, New York

      Chicago, Illinois              San Diego, California
      (2 facilities)
                                     San Francisco, California
      Detroit, Michigan              metropolitan area
      (2 facilities)                 (2 facilities)

      Los Angeles, California        Washington, D.C.
      metropolitan area
      (2 facilities)                 Indianapolis, Indiana



     The Company also provides on-site services at fourteen other customer locations in New York City, New Jersey, Connecticut, California, and Illinois. At these on-site facilities, services are performed for a single customer. In addition, the Company maintains broadcast media distribution centers in New York City, Los Angeles, and Wilmington, Ohio, and operates digital photography businesses at two customer locations in Florida. Except for one of the Los Angeles and two of the Central Illinois prepress facilities, which are owned by the Company, the prepress and broadcast media distribution facilities are operated under leases that expire in 1998 through 2002. The Company believes that its facilities are adequate to meet its needs.


Item 3.  LEGAL PROCEEDINGS.

     The Company is not subject to any material litigation, nor to the Company's knowledge is any material litigation currently threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board


Name                    Age  Position

Fred Drasner..........  55   Chairman and Chief Executive Officer, Director

Melvin A. Ettinger....  57   Vice Chairman and Chief Operating Officer, Director

Diane Romano..........  47   President

Scott A. Brownstein...  49   Executive Vice President, Digital Imaging Services
                             Division
Martin D. Krall.......  57   Executive Vice President, Chief Legal Officer and
                             Secretary, Director


Louis Salamone, Jr....  51   Senior Vice President and Chief Financial Officer

Georgia L. McCabe.....  43   Senior Vice President, Digital Imaging Services
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

     Scott A. Brownstein, Executive Vice President, Digital Imaging Services Division, was the Senior Vice President and General Manger of DISD from 1993 to 1995 where he was responsible for developing, manufacturing and marketing the Company's digital imaging services. Prior to joining the Company, Mr. Brownstein served from 1988 to 1993 as Manager of Advanced Development CD Imaging Division at the Eastman Kodak Company, where he was responsible for the design, development and implementation of Kodak's Photo CD technology and end user technology for Photo CD.

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

         Georgia L. McCabe, Senior Vice President, Digital Imaging Services Division, was the Senior Vice President, Marketing and Business Development of DISD at the Company from 1993 to 1995 where she was responsible for developing the overall business and marketing strategies for the division. Prior to joining the Company, Ms. McCabe served from 1991 to 1993 as Worldwide Director of Marketing, Commercial CD Imaging at the Eastman Kodak Company, where she was responsible for developing and implementing corporate strategies for marketing Photo CD products.

                                                          PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company commenced trading on April 17, 1996, the date of its initial public offering. The Company's common stock is traded on the Nasdaq National Market. The following table sets forth the high and low sales price for each full quarterly period during which the common stock was traded.


                           1997                    1996
                   --------------------     -------------------
                      High      Low            High      Low
                   --------- ----------     --------- ---------

  First quarter      35 3/8    25 1/8
  Second quarter     39 3/4    28 3/8
  Third quarter      57 7/8    36 1/4          16        10 1/2
  Fourth quarter     61 1/4    43 3/4          29 1/8    14 3/4


     As of March 20, 1998, there were 3,309 holders of record of the Company's common stock. No dividends have been paid since the date of the initial public offering. The Company currently intends to retain any future earnings for use in the operation of its business for the foreseeable future. There is no restriction on the payment of dividends under the Company's revolving credit facility other than obtaining approval of the financial institution.


Item 6.  SELECTED FINANCIAL DATA.

     The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the financial statements. No dividends have been paid on the Company's common stock.

December 31,                                          1997(b)     1996       1995 (a)   1994 (a)    1993
-------------------------------------------------- ----------- ----------- ----------- ----------- -----------
(In thousands of dollars, except per-share
amounts)

Revenues                                            $184,993    $132,725    $117,802    $115,986    $103,973

Income (loss) before provision for income taxes       22,707      10,820      (7,812)     (8,757)        798

Net income (loss)                                     13,567       9,955      (7,812)     (8,757)        798

Earnings per common share (c):
 Basic                                                  0.88        0.79
 Diluted                                                0.83        0.77

Total assets                                         224,793      72,147      44,809      53,859      57,506

Long-term obligations:
  Long-term debt                                         812       6,005         853       2,394       3,821
  Obligations under capital lease                      2,011       1,265       2,415       3,017       4,056
                                                   ----------- ----------- ----------- ----------- -----------
     Total                                          $  2,823    $  7,270    $  3,268    $  5,411    $  7,877
                                                   =========== =========== =========== =========== ===========

(a) Amounts for 1995 and 1994 include reorganization charges of $3,060 and $6,668, respectively (see Note 21 to the financial statements).

(b) Amounts in 1997 include a charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's on-site facilities management customers, Nobody Beats the Wiz.

(c) Amounts in 1996 have been restated in accordance with Statement of Financial Accounting Standards No. 128,"Earnings per Share."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

On April 16, 1996 (the "Initial Offering Date"), the Company commenced the initial public offering (the "Initial Offering") of its common stock. Concurrent with the Initial Offering, the Company acquired substantially all of the assets and certain liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing (collectively, the "Prepress Business"). The acquisition of the Prepress Business has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Initial Offering Date and the results of the Company thereafter.

      On September 3, 1997, the Company's Registration Statement on Form S-3 under the Securities Act of 1933, as amended, relating to an offering of the Company's common stock (the "Offering"), was declared effective. As part of the Offering, the Company sold 3,000,000 shares of common stock, generating proceeds, net of underwriters' discount and transaction expenses, of $121,700,000. Also as part of the Offering, an additional 3,900,000 shares were sold by certain stockholders of the Company, of which 3,650,000 shares were sold by Applied Printing.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations
Year Ended December 31, 1997, Compared with 1996

    Revenues in 1997 increased $52,268,000 or 39.4% over 1996. This increase was primarily due to $13,102,000 of revenues generated from the operations of additional on-site facilities management contracts during 1997 that were in effect for none or only a portion of 1996, $8,675,000 of increased revenues from broadcast media distribution operations that have been acquired since 1996, increased revenues of $6,016,000 in the digital imaging services division from equipment and software license sales, archiving services, and digital photography operations, $22,475,000 of additional revenues from the traditional prepress business, and receipt of a nonrefundable payment of $2,000,000 related to an agreement with one of the Company's major suppliers. Traditional prepress revenues increased primarily from an overall increase in business at various facilities, the results of MBA Graphics, Inc. ("MBA"), whose operations were acquired in July 1997, increased business at the Foster City facility resulting from the acquisition of the operations of Star Graphics Arts Co., Inc. ("Star Graphics"), in May 1997, and additional revenue generated at the Detroit facility as a result of the contract entered into with General Motors to provide prepress services. The revenues from the contract with General Motors have not been received at the pace originally anticipated. The Company has assigned a senior executive to oversee this arrangement and plans certain capital expenditures to further expand this business.

    The gross profit percentage in 1997 was 35.1% as compared to 30.5% in 1996. Gross profit increased $24,492,000 or 60.5% in 1997 as a result of the additional revenues for the period as discussed above, increased business in higher margin work, and the reduction of costs due to favorable pricing negotiated with certain suppliers.

    Selling, general, and administrative expenses in 1997 were $11,625,000 higher than in 1996 and as a percent of revenue increased slightly to 21.7% in 1997 from 21.5% in 1996. Although improvements were achieved from the increase in revenues discussed above and increased business from on-site facilities management contracts, which require less sales support than the traditional prepress business, such improvements were offset by additional corporate expenses incurred related to being a publicly-traded company, additional expenses incurred as part of the Company's expansion and development of a national sales force to better market its services, and expanded business at certain operations.

     In 1997, the Company incurred a charge of $2,487,000 primarily for uncolledtable receivables related to the Chapter 11 bankruptcy filing of one of its on-site facilities management customers, Nobody Beats the Wiz.

    Interest expense in 1997 was $799,000 less than in 1996 primarily due to the repayment of debt in April 1996 with the proceeds from the Initial Offering and the repayment of borrowings under the Company's line of credit in September 1997 with the proceeds from the Offering. Interest income in 1997 was $1,227,000 higher than in 1996 due to investment earnings on the proceeds of the Offering.

    The effective rate of the provision for income taxes increased in 1997 due to the lower than would be expected rate in 1996 as a result of a reversal of $4,070,000 of deferred tax asset valuation allowances in 1996 as compared to the reversal of $881,000 of deferred tax asset valuation allowances in 1997.

    In addition to its ongoing relationship with Applied Printing, the Company also transacts business with other affiliates, including the Daily News, L.P. and U.S. News & World Report, L.P., both of which are beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer of the Company (the "CEO"), as well as with Snyder Communications, Inc., a provider of outsourced marketing services, of which both the Chairman and the CEO are members of the Board of Directors and in the aggregate own approximately 13% of the outstanding common stock. Sales to related parties for the years ended December 31, 1997, 1996, and 1995, totaled $16,845,000, $11,610,000, and $7,901,000, respectively, representing 9.1%, 8.8%, and 6.7%, respectively, of the Company's revenues.


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

    Selling, general, and administrative expenses decreased $4,975,000 in 1996 and represented 21.5% of revenue as compared to 28.5% in 1995. This decrease was principally the result of non-recurring charges incurred in 1995 relating to closed facilities and the reversal of certain bad debt and state sales tax reserves no longer required in 1996. The sales tax reserve was established for potential exposure with respect to an issue that was not raised by the governmental authority within the statute of limitations period, which expired in 1996. The reduction in the bad debt reserve reflects the results of an improved collection effort in 1996. These decreases were partially offset by increased costs associated with the new on-site facilities management contracts and the ad management business. Selling, general, and administrative expenses in 1996 include $1,534,000 of costs allocated from related parties. Prior to the Initial Offering, Applied Printing and other related parties provided general management, treasury, financial reporting, and legal services. These expenses were allocated to the Prepress Business on the basis of either specific identification or an allocation methodology that management believes to be reasonable.

    Operating income in 1996 was $17,012,000 higher than in 1995 primarily due to the improvements discussed above and the effects of a reorganization charge of $3,060,000 incurred in 1995 with no corresponding charge incurred in 1996.

    Interest expense in 1996 was $1,499,000 less than in 1995 primarily due to the repayment of debt with the proceeds from the Initial Offering.


    Prior to the Initial Offering, the Prepress Business was treated as a partnership for Federal and state income tax purposes and was not subject to income tax. A provision for income taxes is included for 1996 only for the results of operations subsequent to the Initial Offering Date.

Liquidity and Capital Resources

     In September 1997, the Company received $121,700,000 in proceeds, net of underwriters' discount and transaction expenses, from the Offering. Of such proceeds, approximately $22,700,000 were used to repay the amount then outstanding under the Company's revolving line of credit. The remaining proceeds of approximately $99,000,000 were invested in marketable securities. The Company plans to use a significant portion of the proceeds from the Offering to further expand its business through acquisitions. During the remainder of 1997, the Company used approximately $5,100,000 of the proceeds for acquisitions. Although the Company continues to evaluate acquisition opportunities on an ongoing basis, there is no assurance that the Company will successfully complete additional acquisitions. See below for a discussion of acquisitions completed and pending in 1998. The Company also received $5,641,000 from the exercise of 486,700 stock options in 1997.

     During 1997, the Company repaid the remaining $1,600,000 of the Applied Printing Note with the proceeds from the maturity of marketable securities. In 1997, the Company entered into several sale and leaseback arrangements that generated proceeds of $3,469,000. Such arrangements resulted in immaterial gains that have been deferred and are being recognized as credits against future rental expense. In November 1997, the Company renegotiated its existing revolving line of credit, increasing its borrowing capacity to an aggregate of $60,000,000, consisting of a $35,000,000 revolving line of credit (the "Revolver") and a $25,000,000 acquisition line of credit (the "Acquisition Line"). The amount available to be borrowed under the Revolver may be limited by outstanding eligible receivables. Amounts borrowed under either the Revolver or the Acquisition Line are collateralized primarily by receivables and inventory. The Revolver and the Acquisition Line have repayment terms that run through November 13, 2000, and December 1, 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from the lower of prime less 1.00% or LIBOR plus 0.50%, to the greater of prime plus 0.125% or LIBOR plus 1.375%. Under the terms of these facilities, the Company must comply with certain covenants related to earnings, funded debt ratios, and fixed charge coverage ratios. At December 31, 1997, the Company was in compliance with all covenants. There are no borrowings currently outstanding under either of these facilities.

    Cash flows from operating activities during 1997 increased by $2,173,000 as compared to 1996 due primarily to cash generated from additional income and the timing of vendor payments offset by increased accounts receivable resulting from additional business, increased rebates due from certain suppliers, and additional tax payments. In addition to the cash generated and used as part of the capital transactions described above, during 1997 the Company invested $15,232,000 in equipment, including $1,235,000 financed with a capital lease obligation, paid $10,533,000 related to acquisitions, and repaid $4,805,000 of debt and lease obligations with the proceeds from the Offering, the sale and leaseback transactions, and the exercise of stock options.

    Working capital increased $115,440,000 during 1997 primarily from the proceeds from the Offering, increased receivables, including amounts due from affiliates, resulting from additional business at existing facilities, and from acquired operations. The Company also recorded a tax benefit in the amount of $6,407,000 associated with the exercise of stock options that reduced the cash requirement for taxes in 1997. Long-term debt decreased $5,193,000 due primarily to the repayment of amounts previously borrowed under the line of credit with a portion of the proceeds from the Offering.

    The Company expects to expend approximately $16,800,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization and growth, including a $3,200,000 capital investment to further expand the General Motors business, a $5,000,000 investment in new information systems, and $1,400,000 for expansion to handle additional business from The Home Depot. The Company intends to finance a substantial portion of these expenditures under operating leases, sale and leaseback arrangements, or with working capital, including the proceeds from the Offering.

    The investment in new information systems referred to above, which includes replacing and upgrading the Company's internal financial and operational systems, will result in such systems being Year 2000 compliant. The Company expects to have these new systems implemented by the second quarter of 1999. In addition, the Company has performed a review of its production systems and, based on this review, believes that such systems are Year 2000 compliant. Some of the Company's suppliers and customers may face Year 2000 issues. The Company has not fully evaluated the impact of Year 2000 issues with respect to its customers and suppliers.

    In January 1998, the Company acquired Flying Color Graphics, Inc., a prepress company with five facilities throughout the midwest, for approximately $22,000,000. The purchase price was paid for with approximately $18,900,000 in cash from the Company's working capital and 68,103 shares of the Company's common stock.

    In February 1998, the Company entered into a definitive agreement to merge Devon Group, Inc. ("Devon"), a digital prepress and publishing company, into a newly-formed, wholly-owned subsidiary of the Company. As of and for the fiscal year ended March 31, 1997, Devon had total assets, revenues, and operating income of $163,751,000, $209,522,000, and $29,063,000, respectively. Under the terms of the agreement, which is subject to regulatory approval and the approval of the Company's and Devon's stockholders, the Company will pay $30 per share in cash and distribute 0.6 share of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration to be paid is estimated to be $450,000,000 including transaction costs. To fund the cash portion of the merger consideration, estimated to be $230,000,000 including the transaction costs, the Company has a commitment from a commercial bank that would increase its borrowing capacity to $250,000,000. This commitment expires on June 15, 1998. The Company is also contemplating other financing alternatives to fund all or part of the cash portion of the merger consideration.

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

    Statement of Position (SOP) 97-2, "Software Revenue Recognition," was issued in October 1997 and is effective for transactions entered into in fiscal years beginning after December 15, 1997. This statement establishes standards for recognizing revenue on software transactions and supersedes Statement of Position (SOP) 91-1, "Software Revenue Recognition." A proposed Statement of Position was issued in February 1998 that, if issued, would postpone certain provisions of SOP 97-2 for one year. The Company does not expect the implementation of SOP 97-2 or the proposed SOP, if issued, to have a material effect on its results of operations.

    The Company does not believe that inflation has had a material impact on its business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Applied Graphics Technologies, Inc. and subsidiaries ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and owners' deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/
DELOITTE & TOUCHE LLP
March 23, 1998
New York, New York

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Owners of the Predecessor Group:


         We have audited the accompanying combined statements of operations, cash flows and changes in owners' equity (deficit) of the Predecessor Group to Applied Graphics Technologies, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Predecessor Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of the Predecessor Group for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/
Coopers & Lybrand L.L.P.






New York, New York
March 8, 1996

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per-share amounts)

                                                                December 31,
                                                          ----------------------
                                                            1997          1996
                                                          ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $  12,584    $   2,567
   Marketable securities ..............................      90,150        1,600
   Trade accounts receivable (net of allowances
      of  $3,989 in 1997 and $472 in 1996) ............      43,025       29,584
   Due from affiliates ................................       5,561
   Inventory ..........................................       6,234        4,639
   Prepaid expenses and other current assets ..........       7,881        2,485
   Deferred income taxes ..............................       3,016          705
                                                          ---------    ---------
          Total current assets ........................     168,451       41,580

Property, plant, and equipment - net ..................      31,020       20,544
Goodwill (net of amortization of $1,289 in 1997
   and $552 in 1996) ..................................      22,229        7,121
Deferred income taxes .................................       1,384        1,644
Other assets ..........................................       1,709        1,258
                                                          ---------    ---------
          Total assets ................................   $ 224,793    $  72,147
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ..............   $  27,264    $  19,630
   Applied Printing Note ..............................                    1,600
   Current portion of long-term debt ..................         606          507
   Current portion of obligations under capital leases        1,697        1,354
   Due to affiliates ..................................         923          354
   Other current liabilities ..........................       6,793        2,407
                                                          ---------    ---------
          Total current liabilities ...................      37,283       25,852

Long-term debt ........................................         812        6,005
Obligations under capital leases ......................       2,011        1,265
Other liabilities .....................................       1,190        3,142
                                                          ---------    ---------
          Total liabilities ...........................      41,296       36,264
                                                          ---------    ---------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock (no par value, 10,000,000
      shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 40,000,000
     shares authorized; shares issued
      and outstanding:  17,836,383 in 1997
     and 14,349,683 in 1996) ..........................         178          143
   Additional paid-in capital .........................     159,627       25,584
   Unrealized investment loss .........................         (31)
   Retained earnings ..................................      23,723       10,156
                                                          ---------    ---------
      Total stockholders' equity ......................     183,497       35,883
                                                          ---------    ---------
       Total liabilities and stockholders' equity .....   $ 224,793    $  72,147
                                                          =========    =========





                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)


For the years ended December 31,              1997         1996          1995
                                            ---------    ---------    ---------

Revenues .................................  $ 184,993    $ 132,725    $ 117,802
Cost of revenues .........................    120,018       92,242       86,296
                                            ---------    ---------    ---------

Gross profit .............................     64,975       40,483       31,506
                                            ---------    ---------    ---------

Selling, general, and
    administrative expenses ..............     40,179       28,554       33,529
Charge for customer bankruptcy ...........      2,487
Reorganization charge ....................                                3,060
                                            ---------    ---------    ---------
  Total operating expenses ...............     42,666       28,554       36,589
                                            ---------    ---------    ---------

  Operating income (loss) ................     22,309       11,929       (5,083)

Interest expense .........................     (1,034)      (1,833)      (3,332)
Interest income ..........................      1,724          497
Other income (expense) - net .............       (292)         227          603
                                            ---------    ---------    ---------

Income (loss) before provision
   for income taxes ......................     22,707       10,820       (7,812)

Provision for income taxes ...............      9,140          865
                                            ---------    ---------    ---------
Net income (loss) ........................  $  13,567    $   9,955    $  (7,812)
                                            =========    =========    =========

Earnings per common share:
  Basic ..................................  $    0.88    $    0.79
  Diluted ................................  $    0.83    $    0.77

Weighted average number of
 common shares:
  Basic ..................................     15,475       12,660
  Diluted ................................     16,430       12,924

Pro Forma Net Income Data:
  Income (loss) before provision
     for income taxes,
     as reported .........................               $  10,820    $  (7,812)
  Pro forma provision for income taxes....                     785          115
                                                         ---------    ---------
  Pro forma net income (loss) ............               $  10,035    $  (7,927)
                                                         =========    =========

Pro forma earnings (loss) per common
 share:
  Basic ..................................               $    0.79    $   (0.80)
  Diluted ................................               $    0.78    $   (0.80)
Pro forma weighted average number
  of common shares:
  Basic ..................................                  12,660        9,930
  Diluted ................................                  12,924        9,930




                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


For the years ended December 31,              1997         1996         1995
                                            ---------    ---------    ---------

Cash flows from operating activities:
Net income (loss) ........................  $  13,567    $   9,955    $  (7,812)
Adjustments to reconcile net income
 (loss) to net cash from operating activities:
      Depreciation and amortization ......      6,222        4,932        5,359
      Deferred taxes .....................     (1,591)      (2,349)
      Gain on insurance settlement .......                     (18)      (2,023)
      Reorganization charge ..............                                3,060
      Charge for customer bankruptcy .....      2,487
      Other ..............................        644          (40)       1,012
Changes in Operating Assets and
  Liabilities, net of effects of acquisitions:
      Trade accounts receivable ..........    (13,779)     (11,442)       3,772
      Due from/to affiliates .............     (4,991)       1,917         (981)
      Inventory ..........................     (1,285)        (937)        (422)
      Other assets .......................     (1,042)       2,452        1,401
      Accounts payable and accrued
         expenses ........................      1,139         (413)       1,387
      Other liabilities ..................      2,268       (2,591)         204
                                            ---------    ---------    ---------
Net cash provided by operating
   activities ............................      3,639        1,466        4,957
                                            ---------    ---------    ---------

Cash flows from investing activities:
      Investment in available-for-
        sale securities ..................   (320,553)      (1,600)
      Proceeds from sale of available-
         for-sale securities .............    231,072
      Proceeds from maturities of held-
         to-maturity securities ..........      1,600
      Property, plant, and equipment
         expenditures ....................    (13,997)     (14,851)      (3,455)
      Proceeds from the sale of
         fixed assets ....................         12        1,099        1,483
      Net proceeds from insurance
         claims ..........................                     243        1,782
      Entities purchased, net of
         cash acquired ...................    (10,533)         350          (69)
                                            ---------    ---------    ---------
Net cash used in investing activities ....   (112,399)     (14,759)        (259)
                                            ---------    ---------    ---------

Cash flows from financing activities:
      Proceeds from sale of common
         stock ...........................    121,700       46,103
      Proceeds from exercise of stock
         options .........................      5,641
      Borrowings (repayments) under
         revolving credit line - net .....     (5,628)       5,628
      Proceeds from sale/leaseback
         transactions ....................      3,469        4,093          558
      Repayment of Applied Printing
         Note ............................     (1,600)     (14,400)
      Repayment of notes and capital
         lease obligations ...............     (4,805)      (2,662)      (4,020)
      Increase in (repayments of)
         intercompany borrowings - net ...                 (18,000)       3,789
      Distributions to Applied
         Printing - net ..................                  (5,568)      (4,449)
                                            ---------    ---------    ---------
Net cash provided by (used in)
   financing activities ..................    118,777       15,194       (4,122)
                                            ---------    ---------    ---------

Net increase in cash and cash
   equivalents ...........................     10,017        1,901          576
Cash and cash equivalents at
   beginning of year .....................      2,567          666           90
                                            ---------    ---------    ---------
Cash and cash equivalents at
   end of year ...........................  $  12,584    $   2,567    $     666
                                            =========    =========    =========




                 See Notes to Consolidated Financial Statements



                                            APPLIED GRAPHICS TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OWNERS' DEFICIT
                                    (In thousands of dollars, except per-share amounts)


                                                                     Additional      Unrealized
                                                     Common           Paid-in-       Investment       Retained          Owners'
                                                     Stock            Capital           Loss          Earnings          Deficit
                                                   -----------      -------------   -------------    -----------      ------------

Balance at January 1, 1995                                                                                            $   (7,120)
Net loss                                                                                                                  (7,812)
Distribution                                                                                                              (4,449)
                                                                                                                       ------------

Balance at December 31, 1995                                                                                             (19,381)
Issuance of 9,309,900 common shares in
   exchange for assets of Prepress Business     $           93
Issuance of 4,500,000 common shares in
   a public offering at $12.00 per share                    45         $  46,058
Issuance of 539,683 shares in an
   acquisition at $15.75 per share                           5             8,495
Net income (loss)                                                                                 $      10,156             (201)
Distribution                                                                                                              (9,387)
Conveyance                                                              (28,969)                                          28,969
                                                   -----------      -------------                     -----------      ------------

Balance at December 31, 1996                               143            25,584                         10,156       $        0
                                                                                                                      ============

Issuance of 3,000,000 common shares in a
  public offering at $43.00 per share                       30           121,670
Granting of 19,000 warrants to purchase
  common shares                                                              330
Issuance of 486,700 common shares upon
  exercise of stock options                                  5             5,636
Income tax benefit associated with
  exercise of stock options                                                6,407
Unrealized loss on investments in
 available-for-sale securities                                                       $     (31)
Net income                                                                                               13,567
                                                   -----------      -------------   -------------    -----------

Balance at December 31, 1997                       $       178      $    159,627     $     (31)   $      23,723
                                                   ===========      =============   =============    ===========











                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per-share amounts)


1.  ORGANIZATION AND BASIS OF PRESENTATION

         Applied Graphics Technologies, Inc. and its subsidiaries (the "Company") provide digital prepress services to magazine publishers, advertising agencies, entertainment companies, automobile manufacturers, and catalog retailers. In addition, the Company provides outsourced, on-site prepress and related services to third parties and advanced digital imaging services, such as digital archiving and distribution services and duplication and distribution services of advertising content for the broadcast industry. The Company was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer of the Company (the "CEO"), was issued 100 shares of common stock and became the Company's sole stockholder.

         On April 16, 1996 (the "Initial Offering Date"), the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, relating to the initial public offering (the "Initial Offering") of the Company's common stock, was declared effective. Upon the offering being declared effective, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing (collectively, the "Prepress Business") in exchange for 9,309,900 shares of the Company's common stock and $37,000 of additional consideration ("Additional Consideration") comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the
"Institutional Senior Indebtedness") of $21,000 and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. The Company received net proceeds of $46,103 from the Initial Offering, of which $21,000 was used to repay Institutional Senior Indebtedness and $16,000 was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note. At December 31, 1997, Applied Printing owned approximately 28% of the Company's outstanding common stock.

         The acquisition of the Prepress Business was accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Initial Offering Date and the results of the Company thereafter. The statements of operations and cash flows covering the periods through the Initial Offering Date have been prepared by combining the results of operations and cash flows of the specific divisions that comprised the Prepress Business. Prior to the Initial Offering Date, these specific divisions operated as separate business units and maintained their own books and records. Through the Initial Offering Date, Applied Printing managed the cash and financing requirements of all of its divisions centrally and, as such, the interest expense and related intercompany borrowing up until that date represent an allocation of Applied Printing's interest expense and the related debt. As discussed in Note 10, this allocation of debt is presented as an intercompany borrowing. Additionally, prior to the Initial Offering Date, Applied Printing and other related parties provided certain corporate, general, and administrative services to the Prepress Business, including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements include an allocation of expenses for such services. The combined results of operations and cash flows for the years ended December 31, 1996 and 1995, may have differed had the Company operated as an independent entity during those entire periods.

    On September 3, 1997, the Company's Registration Statement on Form S-3 under the Securities Act of 1933, as amended, relating to an offering of the Company's common stock (the "Offering"), was declared effective. As part of the Offering, the Company sold 3,000,000 shares of common stock, generating proceeds, net of underwriters' discount and transaction expenses, of $121,700. Also as part of the Offering, an additional 3,900,000 shares were sold by certain stockholders of the Company, of which 3,650,000 shares were sold by Applied Printing.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements.

    Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

    Marketable Securities: The Company has classified its investments in marketable securities at December 31, 1997, as "available for sale" and has recorded them at fair market value. Marketable securities at December 31, 1996, were classified as "held to maturity" and were recorded at amortized cost.

    Inventory: Raw materials are valued at the lower of cost (cost being determined on a weighted average basis) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, is recorded at cost (specific identification) but not in excess of net realizable value.

    Property, Plant, and Equipment: Property, plant, and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which generally range from 30 years for buildings to three years for computer software and vehicles. Leasehold improvements and amounts recorded under capital leases are amortized on the straight-line method over the terms of the leases or their estimated useful lives.

    Revenue recognition: Revenue is recognized at the time projects are shipped or transmitted to the customer. Revenue for digital archiving services is recognized on a per-image basis as items are prepared and scanned. Revenue from the licensing of software and the sale of digital equipment is recognized upon the later of delivery or satisfaction of significant obligations.

     Goodwill: Goodwill is being amortized on the straight-line method over periods ranging from 7 to 30 years.

    Income taxes: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Initial Offering Date and was not subject to tax. A provision for income taxes is included in the Company's Consolidated Statements of Operations only for the periods subsequent to the Initial Offering Date.

     Earnings per Share of Common Stock: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in December 1997. In accordance with the provisions of SFAS No. 128, earnings per share of common stock for prior periods, including pro forma amounts, have been restated.

     Long-lived assets: The Company evaluates the recoverability of its long-lived assets by comparing their carrying value to the expected future cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occured.

    Recently Issued Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way public companies report information about operating segments in annual and interim financial statements. The Company believes its current reporting systems will enable it to comply with the implementation of SFAS No. 131.

    Statement of Position (SOP) 97-2, "Software Revenue Recognition," was issued in October 1997 and is effective for transactions entered into in fiscal years beginning after December 15, 1997. This statement establishes standards for recognizing revenue on software transactions and supersedes Statement of Position (SOP) 91-1, "Software Revenue Recognition." A proposed Statement of Position was issued in February 1998 that, if issued, would postpone certain provisions of SOP 97-2 for one year. The Company does not expect the implementation of SOP 97-2 or the proposed SOP, if issued, to have a material effect on its results of operations.

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


3. ACQUISITIONS

    In May 1997, the Company completed the purchase of certain assets of Star Graphic Arts Co., Inc., a prepress company. In June 1997, the Company acquired certain assets of Digital Imagination, Inc. ("DI"), a digital events photography business, and also acquired certain rights from a former joint venture partner. In July 1997, the Company acquired all of the assets of MBA Graphics, Inc. ("MBA"), a provider of prepress production, direct mailing, and brokered commercial printing services. In September 1997, the Company acquired certain assets of the broadcast media distribution business of Winkler Video Associates, Inc. In December 1997, the Company acquired the assets of another prepress company, Vancor Color, Inc., and the stock of another digital events photography business, Amusematte Corp. For such acquisitions, the Company paid an aggregate of $11,024 from amounts borrowed under its line of credit and from proceeds of the Offering, assumed $10,850 of liabilities, and granted warrants to purchase a minimum of 19,000 shares of its common stock with an approximate value of $330. In addition, the Company will make contingent payments in the form of cash or shares of common stock in the amount of $3,174 as additional consideration for certain of the acquisitions based on 1997 performance. Any additional consideration will be determined based upon the future financial performance of the acquired operations and will be recorded as additional purchase price at the time the necessary conditions are satisfied. Such additional consideration may be in the form of cash, shares of common stock, or warrants to purchase shares of common stock.

    On December 3, 1996, the Company acquired the assets of SpotLink, Inc. ("SpotLink"), a company that reproduces and distributes commercials to broadcast and cable media, for a purchase price of approximately $8,500. The assets, consisting primarily of duplication equipment, were acquired for 539,683 shares of the Company's common stock.

    The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired in 1997 and 1996 was $15,818 and $6,716, respectively, and has been recorded as goodwill, which is being amortized on the straight-line method over periods ranging from 20 to 30 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Operations subsequent to the respective dates of the acquisitions.

    At the time of the acquisition of DI, the Company intended to dispose of the portion of the business related to photography at golf courses and retain the portion of the business that related to photography at events and fixed-based locations. The projected cash loss for the golf course operations from the date of acquisition through the anticipated date of disposal totaled $1,068 and is included as part of the purchase price. During the period June 6, 1997, the date of acquisition, through December 31, 1997, the golf course operations incurred cash losses of approximately $800. Such losses have been excluded from the consolidated results of operations for the year ended December 31, 1997.

    The following unaudited pro forma information combines the results of operations of the Company and the acquisitions for the years ended December 31, 1997 and 1996, calculated as if the acquisitions had occurred on January 1, 1996. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1996 or of results which may occur in the future.


Unaudited                                         1997             1996
                                               -----------      -----------

Total revenues                                $  199,658       $ 164,338
Income before provision for income taxes      $   22,156       $   9,085
Net income                                    $   13,238       $   9,067
Earnings per common share:
  Basic                                       $     0.86       $    0.72
  Diluted                                     $     0.81       $    0.70

4.  MARKETABLE SECURITIES

     The Company has classified its investments in marketable securities at December 31, 1997, as "available for sale" and has recorded them at fair market value. Marketable securities at December 31, 1996, were classified as "held to maturity" and were recorded at amortized cost. Marketable securities at December 31 consisted of the following:

                                                              1997                                    1996
                                               -----------------------------------    -------------------------------------
                                                                       Amortized                              Amortized
                                                  Market Value           Cost           Market Value             Cost
                                               -----------------    --------------    ----------------     ----------------
Debt issued by municipalities
  and their subdivisions:
   Maturing within 1 year                           $      400       $      400
   Maturing after 1 year through 5 years                 1,600            1,600
   Maturing after 5 years through 10 years               3,675            3,675
   Maturing after 10 years                               9,400            9,400
Corporate debt securities maturing within 1
   year                                                 55,341           55,372
Certificates of Deposit maturing within 1
   year                                                  4,498            4,498
Corporate Equity Fund                                    1,000            1,000
U.S. Government Treasury Fund                           14,236           14,236
U.S. Government Securities                                                                  $   1,600            $   1,600
                                               -----------------    --------------    ----------------     ----------------

Total                                                $  90,150        $  90,181             $   1,600            $   1,600
                                               =================    ==============    ================     ================

     At December 31, 1997, all marketable securities held by the Company were available for current operations and are therefore classified in the Consolidated Balance Sheets as current assets. Unrealized holding gains and losses on available-for-sale securities, which were not material at December 31, 1997, are reflected as a separate component of Stockholders' Equity. Proceeds from sales of available-for-sale securities during the twelve month period ended December 31, 1997, totaled $231,072 and resulted in no realized gain or loss. Realized gains and losses are determined based on a specific identification basis.


5.  INVENTORY

    The components of inventory at December 31 were as follows:

                                           1997               1996
                                        -----------        -----------

Work-in-Process                      $     2,721        $     2,596
Raw Materials                              3,513              2,043
                                        -----------        -----------

Total                                $     6,234        $     4,639
                                        ===========        ===========

6.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at December 31 consisted of the following:

                                                        1997           1996
                                                     -----------     -----------

Land                                                 $  1,360        $  1,360
Machinery and equipment                                32,490          23,843
Leasehold improvements                                  8,423           7,019
Buildings and improvements                              7,119           6,893
Computer software                                       2,687           1,651
Furniture and fixtures                                  2,165           1,531
Construction in progress                                3,289             203
                                                     -----------     -----------

Total                                                  57,533          42,500
Less accumulated depreciation and amortization         26,513          21,956
                                                     ----------      -----------

Net                                                  $ 31,020        $ 20,544
                                                     ===========     ===========

         Interest capitalized on construction of buildings and improvements during 1996 was $130. Depreciation and amortization of property, plant, and equipment charged to expense for the years ended December 31, 1997, 1996, and 1995, was $6,055, $4,785 and $5,106, respectively.


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31 consisted of the following:

                                       1997               1996
                                    -----------        -----------

Accounts payable                    $  13,098          $   7,694
Salaries and benefits                   5,207              4,329
Income taxes                               54              2,449
Commissions                             1,640              1,374
Other operating accruals                7,265              3,784
                                    -----------        -----------

Total                               $  27,264          $  19,630
                                    ===========        ===========


8.  APPLIED PRINTING NOTE

    On April 16, 1996, as part of the acquisition of the assets of the Prepress Business, the Company issued a promissory note to Applied Printing in the amount of $16,000. A principal payment in the amount of $14,400 was made during 1996. The remaining balance of $1,600 was repaid in February 1997. This obligation, which bore interest at the rate of 4.145% per annum, was collateralized by a letter of credit. The Company incurred interest charges of $8 and $295 during the years ended December 31, 1997 and 1996, respectively.

9.  LONG-TERM DEBT

    Long-term debt at December 31 consisted of the following:

                                                1997               1996
                                             -----------        -----------

8% - Prime plus 1% notes payable
   due 1999 through 2002                     $   812            $   377
Variable rate revolving credit line                               5,628
                                             -----------        -----------

Total                                        $   812            $ 6,005
                                             ===========        ===========

     At December 31, 1997, the Company had a revolving line of credit aggregating $60,000, consisting of a $35,000 revolving line of credit (the "Revolver") and a $25,000 acquisition line of credit (the "Acquisition Line"). The amount available to be borrowed under the Revolver may be limited by outstanding eligible receivables. Amounts borrowed under either the Revolver or the Acquisition Line are collateralized primarily by receivables and inventory. The Revolver and the Acquisition Line are with a major financial institution and have repayment terms that run through November 13, 2000, and December 1, 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from the lower of prime less 1.00% or LIBOR plus 0.50%, to the greater of prime plus 0.125% or LIBOR plus 1.375%. Under the terms of the facilities, the Company must comply with certain covenants related to earnings, funded debt ratios, and fixed charge coverage ratios. At December 31, 1997, the Company was in compliance with all covenants and there were no outstanding borrowings under either the Revolver or the Acquisition Line. The average variable rate on revolving credit facility borrowings during 1997 and 1996 was 7.50% and 8.25%, respectively. There is no restriction on the payment of dividends other than obtaining approval of the financial institution.

    Principal payments on the long-term debt are as follows:

1998                                                               $    606
1999                                                                    399
2000                                                                    259
2001                                                                    111
2002                                                                     43
                                                                   -----------

Total                                                                 1,418
Less current portion                                                    606
                                                                   -----------

Total long-term debt                                               $    812
                                                                   ===========


10.  INTERCOMPANY BORROWINGS

     Prior to the Initial Offering Date, the Prepress Business had been financed principally through advances from Applied Printing. Historically, Applied Printing had financed all of its operations, including those of the Prepress Business, with Institutional Senior Indebtedness, borrowings from the Daily News, L.P. (the "Daily News") (see Note 15), and borrowings from the majority limited partner (collectively, "Borrowings").

     Prior to the Initial Offering Date the financial statements include an allocation of Applied Printing's interest expense and related Borrowings. Applied Printing's interest expense related to the Borrowings had been allocated to the Prepress Business based on the ratio of net assets of the Prepress Business, before an allocation of intercompany debt, to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that is not directly attributable to specific divisions within Applied Printing. The intercompany borrowing amounts represented derived amounts which have been computed by applying Applied Printing's weighted average interest rate to the allocated interest expense, calculated using the methodology discussed above. The weighted average interest rates during the period ended April 16, 1996, and the year ended December 1995, were 10.8% and 8.9%, respectively. The Company incurred interest charges of $944 and $2,683 for the period ended April 16, 1996, and the year ended December 31, 1995, respectively.

11. LEASES

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

    Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                  Capital           Operating
                                                   Leases            Leases
                                               ------------       ------------

1998                                           $   1,991          $   7,320
1999                                               1,061              6,396
2000                                                 428              2,659
2001                                                 289              1,724
2002                                                 168              1,600
Later years                                          387              4,925
                                                 ------------     ------------

Total minimum lease payments                       4,324          $  24,624
                                                                  ============
Less imputed interest                                616
                                                 ------------

Present value of minimum lease payments            3,708
Less current portion                               1,697
                                                 ------------

Long-term obligation under capital leases        $ 2,011
                                                 ============

    Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                           1997               1996
                                       -------------       -----------

Buildings                              $   4,768           $  4,768
Machinery and equipment                   13,179             11,431
                                       -------------       -----------

Total                                     17,947             16,199
Less accumulated depreciation              9,766              8,660
                                       -------------       -----------

Net                                    $   8,181           $  7,539
                                       =============       ===========

     Total rental expense under operating leases amounted to $10,002, $7,578, and $12,106 for the years ended December 31, 1997, 1996, and 1995, respectively.

    The Company enters into sale and leaseback arrangements that are recorded as operating leases. The gain from these sale and leaseback arrangements is deferred and recognized as credits against future rental expenses over the terms of the related leases. At December 31, 1997, the remaining balance of the deferred gain totaling $377 is included in "Other liabilities", both current and noncurrent, in the accompanying Consolidated Balance Sheets.

12. INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized based on the expected future tax consequences of events that have been included in the financial statements or tax returns by applying currently enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of assets and liabilities.

    The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Initial Offering Date and was not subject to tax. At the date of the Initial Offering, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Consolidated Statements of Operations only for the periods subsequent to the Initial Offering Date.

         The components of the provision for income taxes were as follows:

                                                   1997            1996
                                               ------------    ------------

Current:
  Federal                                     $    3,018    $     2,287
  State                                            1,187            927
                                               ------------    ------------
Total current                                      4,205          3,214
                                               ------------    ------------

Deferred:
  Federal                                           (430)        (2,349)
  State                                           (1,161)
                                               ------------    ------------
Total deferred                                    (1,591)        (2,349)
                                               ------------    ------------

Tax benefits not impacting provision:
  Federal                                          4,650
  State                                            1,876
                                               ------------
Total tax benefits not impacting provision         6,526
                                               ------------

Total provision for income taxes              $    9,140      $     865
                                               ============    ============

    The provision for income taxes varied from the Federal statutory income tax rate due to the following:

                                                  1997             1996
                                               ------------    ------------

Taxes at statutory rate                       $    7,720       $   3,679
State income taxes, net of
   Federal tax benefit                             1,256             612
Change in valuation allowance
   for Federal deferred tax assets                                (3,870)
Permanent items                                      158             252
Other - net                                            6             192
                                               ------------    ------------

Provision for income taxes                    $    9,140      $      865
                                               ============    ============

Federal statutory rate                             34.00%          34.00%
Effective rate                                     40.25%           8.00%

         The components of the net deferred tax asset at December 31 were as follows:


                                                 1997            1996
                                            -------------   -------------

Deferred tax assets:
Accounts receivable                         $    1,978      $     221
Property, plant, and equipment                     837            679
Accrued expenses                                   349          1,193
Obligations under capital leases                   460            639
Other liabilities                                  262            300
Other assets                                       514            198
                                            -------------   -------------

Total deferred tax assets                        4,400            3,230
Valuation allowance                                                (881)
                                            -------------   -------------

Net deferred tax asset                      $    4,400       $    2,349
                                            ==============   ============

    There were no deferred tax liabilities at December 31, 1997 and 1996. A valuation allowance was established at the date of initially recording the deferred tax assets associated with the acquisition of the Prepress Business. Due to the Prepress Business having historically incurred losses, the valuation allowance was deemed necessary due to the uncertainty relating to the Company's ability to utilize these benefits in the future. During the year ended December 31, 1997, the Company reduced the valuation allowance for state deferred tax assets by $881. During the period ended December 31, 1996, the Company reduced the valuation allowance by $3,870 for Federal and $200 for state deferred tax assets. Based on operating earnings subsequent to the Initial Offering Date and the Company's expectations of future earnings from established contracts and relationships, the Company believes that it is more likely than not that the benefit associated with Federal and state deferred tax assets will be realized in the future and therefore has not established a valuation allowance for deferred tax assets at December 31, 1997.


13. STOCK OPTIONS

    In 1996, the Board of Directors and stockholders approved a Stock Option Plan (the "Employee Plan") and a Non-employee Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). Under the Employee Plan, options are granted to key employees of the Company to purchase common stock of the Company. Options granted under the Employee Plan, which have a term of ten years, become exercisable over a five year period in varying amounts, but in no event less than 5% or more than 25% in any year for any individual optionee. Under the Directors' Plan, options are granted to members of the Board of Directors who are not employees of the Company. Options initially granted under the Directors' Plan become exercisable over a two year period and have a term of ten years. The Directors' Plan also provides for an additional 5,000 options to be granted to non-employee directors on each subsequent anniversary date of having first become a member of the Board of Directors. Such future option grants will have an exercise price equal to the fair market value of the common stock on the date of grant and are fully vested at grant. The two plans call for a combined maximum of 4,200,000 shares of the Company's common stock to be available for issuance upon exercise of options. At December 31, 1997, 1,504,100 shares were reserved for the issuance of stock options.

    Information relating to activity in the Company's stock option plans is summarized as follows:

                                                 Weighted         Weighted
                                Number of        Average          Average
                                 Shares       Exercise Price     Fair Value
                              -------------- ----------------- ---------------

Options granted on Initial
   Offering Date                2,475,000          $12.00          $17,489
Additional options granted         54,000          $15.61          $   496
Options forfeited                 (38,000)         $12.37
                              --------------

Options outstanding at
   December 31, 1996
   (none exercisable)           2,491,000          $12.07
Options granted                   255,500          $45.15          $ 6,858
Options exercised                (486,700)         $12.03
Options forfeited                 (50,600)         $12.79
                              --------------

Options outstanding at
   December 31, 1997            2,209,200          $15.89
                              ==============

Options exercisable at
   December 31, 1997               72,500          $18.29
                              ==============


    Information relating to options outstanding at December 31, 1997, is summarized as follows:

                               Outstanding                   Exercisable
                 --------------------------------------- -----------------------

   Range of                Weighted Avg.  Weighted Avg.           Weighted Avg.
Exercise Prices   Options  Exercise Price Remaining Life Options  Exercise Price
---------------  --------- -------------- -------------- -------  --------------
$12.00 - $16.63  1,953,700     $12.07         8.29        52,500       $12.31
$34.00 - $39.25     60,000     $37.50         9.38        20,000       $34.00
$47.50             195,500     $47.50         9.83             0

    The Company accounts for the issuance of stock options under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no compensation cost recognized by the Company on the options granted in 1997 and 1996.

    In 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 provides for an alternative measurement of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. The following weighted average assumptions were used in calculating the fair value of options granted:

                                       1997           1996
                                     ---------      ---------

Risk-free interest rate               6.20%          6.75%
Expected life                         6 years        6 years
Expected volatility                   0.5606         0.5394
Expected dividend yield               0%             0%

    Had the Company elected to account for the issuance of stock options under SFAS No. 123, the compensation cost would have been $3,957 and $2,511 for the years ended December 31, 1997 and 1996, respectively. The pro forma net income and earnings per share for the years ended December 31, 1997 and 1996, calculated as if the Company had elected to account for the issuance of stock options under SFAS No. 123, were as follows:

                                                  1997              1996
                                                -------           -------

     Net Income                                 $11,203           $ 8,298
     Basic Earnings per Share                   $ 0.72            $ 0.66
     Diluted Earnings per Share                 $ 0.70            $ 0.66


14.  EARNINGS PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in December 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share as opposed to primary and fully diluted earnings per share, which were required under the previous standard, Accounting Principles Board Opinion No. 15. In accordance with the provisions of SFAS No. 128, prior period earnings per share data has been restated.

    Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the years ended December 31, 1997, 1996, and 1995. The number of common shares used in the computation of basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995, including pro forma computations, are summarized as follows:

                                     1997            1996            1995
                                --------------  --------------  -------------
Basic:
   Weighted average shares
      outstanding                 15,475,000      12,660,000       9,930,000

Effect of Dilutive Securities:
   Stock options and warrants        946,000         264,000
   Contingently issuable
      common shares                    9,000
                                --------------  --------------  -------------

Diluted:
   Weighted average shares
      outstanding                 16,430,000      12,924,000      9,930,000
                                ==============  ==============  =============

15. RELATED PARTY TRANSACTIONS

    In addition to the business it transacts with Applied Printing, the Company also does business and shares services with entities beneficially owned by the Chairman and the CEO, including the Daily News and U.S. News & World Report, L.P. ("U.S. News"), and occasionally utilizes an aircraft owned by ZWA, Inc., an entity owned by the Chairman. The Company also does business with Snyder Communications, Inc. and its subsidiaries, a provider of outsourced marketing services, of which both the Chairman and the CEO are members of the Board of Directors and in the aggregate own approximately 13% of the outstanding common stock.

    Due to/from  affiliates  -  Affiliates  owed the  Company  $5,561 and $46 at
December 31, 1997 and 1996, respectively, representing trade receivables. The Company owed affiliates $923 and $400 at December 31, 1997 and 1996, respectively.

    Affiliate sales and purchases - The Company has entered into Production Services Agreements with U.S. News and the Daily News pursuant to which it will provide prepress services. The agreement with U.S. News, which expires on December 31, 2000, is renewable annually thereafter by mutual agreement of the parties. The agreement with the Daily News commenced in October 1995 and is renewable annually by mutual agreement of the parties. In 1995, the Company entered into a two-year agreement to digitize the entire library of photographs of an affiliate. In addition, the Company occasionally provides services to and purchases services from related parties that are negotiated on an arms-length basis. Sales to and purchases from related parties for the years ended December 31, 1997, 1996, and 1995, were as follows:

                                1997               1996               1995
                             ------------       ------------       ------------

Affiliate sales           $     16,845       $     11,610       $      7,901
Affiliate purchases       $      4,683       $      3,097       $        421

    Sales to affiliates represented 9.1%, 8.8%, and 6.7% of the Company's revenues for the years ended December 31, 1997, 1996, and 1995, respectively.

    Allocated costs - Prior to the Initial Offering Date, Applied Printing and other related parties provided to the Company certain administrative services that included cash management, financial reporting, legal, and other similar services. The costs allocated to the Company were based on either specific identification of expenses attributable to the Prepress Business, where practicable, or an allocation of the total costs incurred. For such services, the Company incurred charges of $1,534 and $6,645 for the period ended April 16, 1996, and for the year ended December 31, 1995, respectively.

    In the opinion of management, such allocated costs have been made on a basis that is considered to be reasonable; however, these costs are not necessarily indicative of the total costs that the Company would have incurred had it operated on a stand-alone basis.

    Shared costs - Pursuant to shared services agreements, the Company receives certain legal and computer services from the Daily News and U.S. News. For such services, the Company incurred charges of $308, $303, and $150 for the years ended December 31, 1997, 1996, and 1995, respectively. In 1995, the shared costs are included as part of the allocated costs.

    Technology development agreement - Under an arrangement with the Daily News, the Company was reimbursed for the costs incurred in the development of certain digital technologies. Such reimbursements totaled $100 and $1,184 in the years ended December 31, 1996, and 1995, respectively. There was no reimbursement in the year ended December 31, 1997.

    Leases - The Company leases office space in Washington, D.C. from U.S. News. The charges incurred for the lease were $301, $293, and $281 for the years ended December 31, 1997, 1996, and 1995, respectively. In addition, the Company leases office space in New York City from Applied Printing and incurred charges of $385 and $289 for the years ended December 31, 1997 and 1996, respectively. The Company also leases a facility from the Daily News and incurred charges of $72 and $53 for the years ended December 31, 1997 and 1996, respectively.

     Vendor Agreement - The Company is a party to an agreement originally entered into in January 1992 by Applied Printing with a vendor and its affiliate. Pursuant to such agreement, the Company and Applied Printing are obligated to purchase a specified cumulative annual minimum amount of the vendor's products provided that the prices are market competitive and that the products meet technological and customer specifications. The Company receives a significant rebate from the vendor that varies based on the volume of products purchased. In addition, in 1995, the vendor prepaid to the Company $2,745 of the rebate expected to be earned in future periods. If the Company does not earn the full amount of the prepaid rebate in future periods, it would be required to repay the difference to the vendor along with interest accrued since 1995. At December 31, 1997, "Other current liabilities" in the Company's Consolidated Balance Sheet include approximately $2,917 related to prepaid rebates, of which approximately $2,621 represents an amount expected to be applied to this obligation based on purchases made during 1997. Such amount to be applied is also included as part of the total rebate receivable from the vendor included in "Other current assets" in the Consolidated Balance Sheet at December 31, 1997. The Chairman is a guarantor of the Company's contingent repayment obligation.

    In connection with the agreement, the vendor's affiliate loaned $15,000 to the Chairman. The loan, which matures on December 31, 1998, bears interest at the lender's commercial paper rate. The Company believes that the terms for its purchases of the products covered by this agreement are no less favorable to the Company than those that could be obtained from another vendor.

16. RETIREMENT PLANS

    The Company has a defined contribution plan in which employees are eligible to participate upon the completion of six months of service and the attainment of 21 years of age. Participants can contribute into the plan on both a pre-tax and after-tax basis. In addition, the Company can make discretionary contributions into the plan. Participants vest 100% in the Company's discretionary contribution upon the completion of five years of service. The Company did not make any discretionary contributions for the years ended December 31, 1997, 1996, and 1995.


17. COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is contingently liable as a result of transactions arising in the ordinary course of business and is involved in certain legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with counsel, the ultimate resolution of these matters will not have a material effect on the Company's Consolidated Financial Statements.

    Applied Printing and its corporate general partner are defendants in litigation arising out of Applied Printing's business. The Company is not a defendant in any such litigation, and does not believe there is a sustainable basis for the Company to be named as a defendant in any of such litigation. If the Company were to be named or held responsible in connection with any of such litigation, the Company is indemnified by Applied Printing.

18. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

     The Company provides credit to customers on an uncollateralized basis after evaluating customer credit worthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and catalog retailing businesses. The Company's largest customer, a group of commonly owned advertising agencies, accounted for approximately $19,120, or 10.3%, of revenues for the year ended December 31, 1997. The Company's five largest customers, excluding related parties, comprise 33%, 35%, and 37% of revenues for the years ended December 31, 1997, 1996, and 1995, respectively. In addition, amounts due from these customers represent 26% and 29% of trade accounts receivable as of December 31, 1997 and 1996, respectively. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Payments of interest and income taxes were as follows:

                                           1997           1996         1995
                                        ----------     ----------   ----------

Interest paid (net of
   amounts capitalized) ...............   $1,138         $702         $905
Income taxes paid .....................   $4,847         $766

    Noncash investing and financing activities were as follows:

                                           1997           1996         1995
                                        ----------     ----------   ----------

Notes payable issued in
   connection with an acquisition .....  $  488
Increase in additional paid-in
   capital from income tax
   benefit associated with
   exercise of stock options ..........  $ 6,407
Reduction of goodwill from
   amortization of excess tax
   deductible goodwill ................  $   119
Acquisition of property,
   plant, and equipment
   in exchange for obligations
   under capital leases ...............  $ 1,235                      $ 480
Additions to goodwill for
   contingent purchase
   price adjustments ..................  $ 3,174                      $  69
Conversion of intercompany
   borrowing into
   Applied Printing Note ..............                 $16,000
Distribution to Applied
   Printing in the form of
   increased intercompany borrowing ...                 $ 3,819
Common stock issued in exchange
   for the Prepress Business ..........                 $    93
Common stock issued for acquisition ...                 $ 8,500

Acquisitions:
Fair value of assets acquired .........  $22,204        $ 8,600
Cash paid .............................  (11,024)
Fair value of common stock and
   warrants issued ....................     (330)        (8,500)
                                        ----------     ----------

Liabilities assumed ...................  $10,850        $   100
                                        ==========     ==========

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                         1997                    1996
                                 ---------------------   ---------------------
                                 Carrying   Estimated    Carrying   Estimated
                                  Amount    Fair Value    Amount    Fair Value
                                 --------   ----------   --------   ----------

Assets:
Cash and cash equivalents ....   $12,584      $12,584     $2,567      $2,567
Marketable securities ........   $90,150      $90,150     $1,600      $1,600
Other assets .................   $ 5,995      $ 5,995     $1,470      $1,470

Liabilities:
Applied Printing Note ........                            $1,600      $1,600
Long-term debt ...............   $ 1,418      $ 1,263     $6,512      $6,400
Obligations under
   capital leases ............   $ 3,708      $ 3,629     $2,619      $2,557

    The following methods and assumptions were used to estimate the fair value of financial instruments presented above:

    Cash  and  cash   equivalents   -  the  carrying   amount  is  a  reasonable
approximation of fair value.

    Marketable securities - the fair value of marketable securities is based on quoted market prices or dealer quotes.

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


21. REORGANIZATION CHARGES

    During 1995, the Company reorganized its operations in response to the operational impact of acquisitions and the technological changes within the industry. As part of the reorganization, the Company consolidated several operations during 1995 in an effort to gain operational and administrative efficiencies. The Consolidated Statements of Operations include reorganization charges of $3,060 for the year ended December 31, 1995. Such charges were comprised primarily of the write off of assets, including leasehold improvements that are no longer utilized in the Company's business, and contractual lease obligations for facilities and equipment that provide no further benefit to the Company. The Company utilized a discount rate of 10% to determine the present value of the contractual lease payments. The balance of the reorganization liability, which was fully paid by December 31, 1997, was $409 as of December 31, 1996.



22. SUBSEQUENT EVENTS

    In January 1998, the Company acquired Flying Color Graphics, Inc., a prepress company with five facilities throughout the midwest, for approximately $22,000. The purchase price was paid for with approximately $18,900 in cash from the Company's working capital and 68,103 shares of the Company's common stock.

    In February 1998, the Company entered into a definitive agreement to merge Devon Group, Inc. ("Devon"), a digital prepress and publishing company, into a newly-formed, wholly-owned subsidiary of the Company. As of and for the fiscal year ended March 31, 1997, Devon had total assets, revenues, and operating income of $163,751, $209,522, and $29,063, respectively. Under the terms of the agreement, which is subject to regulatory approval and the approval of the Company's and Devon's stockholders, the Company will pay $30 per share in cash and distribute 0.6 shares of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration to be paid is estimated to be $450,000 including transaction costs. To fund the cash portion of the merger consideration, estimated to be $230,000 including the transaction costs, the Company has a commitment from a commercial bank that would increase its borrowing capacity to $250,000. This commitment expires on June 15, 1998.

    The Company is seeking stockholder approval at the Special Meeting in lieu of Annual Meeting relating to the merger with Devon to increase the number of authorized shares of its common stock from 40,000,000 shares to 150,000,000 shares.

23. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    Prior to the Initial Offering Date, the Company was treated as a partnership for Federal and state income tax purposes and was not subject to tax. The Pro Forma Net Income Data in the Consolidated Statements of Operations presents what the provision for income taxes, net income, and earnings per common share for the years ended December 31, 1996 and 1995, would have been had the Company been treated as a C Corporation for the periods prior to the Initial Offering Date.


24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1997 Quarter Ended               March 31   June 30  September 30 December 31(1)
                                 -------    -------  -----------  -----------
(In thousands of dollars,
   except per-share amounts)
Revenues ....................... $39,761    $41,311    $50,416      $53,505
Gross profit ................... $12,940    $15,261    $18,634      $18,140
Income before provision for
  income taxes ................. $ 4,259    $ 5,382    $ 6,995      $ 6,071
Net income ..................... $ 2,598    $ 3,283    $ 4,142      $ 3,544
Earnings per common share:
  Basic ........................ $  0.18    $  0.23    $  0.27      $  0.20
  Diluted ...................... $  0.17    $  0.21    $  0.25      $  0.19


1996 Quarter Ended               March 31   June 30  September 3  December 31
                                 -------    -------  -----------  -----------
(In thousands of dollars,
   except per-share amounts)
Revenues ....................... $30,598    $30,988    $35,177      $35,962
Gross profit ................... $ 8,269    $ 9,352    $11,542      $11,320
Income before provision for
  income taxes ................. $   146    $ 2,096    $ 4,216      $ 4,362
Net income ..................... $   146    $ 2,033    $ 4,005      $ 3,771
Earnings per common share:
  Basic ........................ $  0.01    $  0.16    $  0.29      $  0.27
  Diluted ...................... $  0.01    $  0.15    $  0.29      $  0.26


(1) Includes a pretax charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's on-site facilities management customers, Nobody Beats the Wiz.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


    The information required by this item was previously reported on the Company's Form 8-K filed with the Securities and Exchange Commission on October 4, 1996.

                                                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Directors. - The information with respect to directors required by this item is incorporated herein by reference to the 1998 Proxy Statement/Prospectus included as part of the Company's Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission by April 30, 1998.

         (b) Executive Officers. - The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

Item 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by reference to the 1998 Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission by April 30, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    The information required by this item is incorporated herein by reference to the 1998 Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission by April 30, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated herein by reference to the 1998 Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission by April 30, 1998.

                                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Listed below are the documents filed as a part of this report:

             1.   Financial  Statements  and  the  Independent  Auditors'
                  Reports:

                    Independent  Auditors' Reports.

                    Consolidated Balance Sheets.

                    Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995.

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995.

                    Consolidated Statements of Stockholders' Equity and Owners' Deficit for the Years Ended December 31, 1997, 1996, and 1995.

                    Notes to Financial Statements.

           2.   Financial Statement  Schedules:

                    Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 1997.

           3.   Exhibits:

            2.1 Asset Purchase Agreement by and among Applied Graphics Technologies, Inc., and Flying Color Graphics, Inc. and its Shareholders dated January 16, 1998 (Incorporated by reference to Exhibit No. 2.1 forming part of the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on January 30, 1998).

            2.2 Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics Technologies, Inc., and AGT Acquisition Corp.

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

            10.4* Loan and Purchase Agreement, dated January 8, 1992, as amended (Incorporated by reference to Exhibit No. 10.4 forming part of Registrant's Report on Form 10-K/A (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1996).

            10.4(a)* Second Amendment to Loan and Purchase Agreement dated April 19, 1996 (Incorporated by reference to Exhibit No. 10.4(a) forming part of the Registrant's Report on Form 10-K/A (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31,
                        1996).

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

            16 Letter regarding Change in Certifying Accountant (Incorporated by reference to the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on October 4, 1996).

            23.1        Consent of Deloitte & Touche LLP

            23.2        Consent of Coopers & Lybrand L.L.P

            27.1        Financial Data Schedule (EDGAR filing only).

            27.2 Restated Financial Data Schedule - 1996 Restatements (EDGAR Filing only).

            27.3 Restated Financial Data Schedule - 1997 Restatements (EDGAR Filing only).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

(b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)


By: /s/ Fred Drasner

_____________________________      March 27, 1998
 Fred Drasner
Director, Chairman, and Chief Executive Officer
      (Duly authorized officer)

Date:  March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1998.

         Signature
Title

/s/ Fred Drasner            Director, Chairman, and Chief Executive Officer
Fred Drasner                (Principal Executive Officer)


/s/ Melvin A. Ettinger      Vice Chairman, Chief Operating Officer, and Director
Melvin A. Ettinger

/s/ Diane Romano            President
Diane Romano

/s/ Louis Salamone, Jr.     Senior Vice President and Chief Financial Officer
Louis Salamone, Jr.         (Principal Financial and Accounting Officer)

/s/ Martin D. Krall         Executive Vice President, Chief Legal Officer,
Martin D. Krall                            Secretary and Director



/s/ Mortimer B. Zuckerman   Chairman of the Board of Directors
Mortimer B. Zuckerman

/s/ John R. Harris          Director
John R. Harris

/s/ Edward H. Linde         Director
Edward H. Linde

/s/ Howard Stringer         Director
Howard Stringer

/s/ Linda J. Wachner        Director
Linda J. Wachner

                                                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     For the year ended December 31, 1997
                                                                (In thousands)



                                                                                   Additions
                                                                     ------------------------------------
                                   Balance at
                                   beginning      Charged to costs     Charged to other                      Balance at
          Description              of period        and expenses         accounts (1)     Deductions (2)    end of period
-------------------------------- --------------  ------------------  ------------------  ----------------  ---------------

Allowances deducted in the
 balance sheetfrom assets
  to which they apply:

Allowance for doubtful accounts    $     472        $   3,990            $    308         $  (781)            $   3,989




(1) Represents allowances for doubtful accounts recorded in connection  with acquisitions.

(2) Represents uncollectible accounts written off.