Form 10-Q
period 1998-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1998-05-15
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number 0-28208

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                       13-3864004
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

                              450 WEST 33RD STREET
                                  NEW YORK, NY
                    (Address of principal executive offices)
                                     10001
                                   (Zip Code)

                                  212-716-6600
              (Registrant's telephone number, including area code)

                               28 WEST 23RD STREET
                               NEW YORK, NY 10010
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's common stock outstanding as of April 30, 1998, was 17,904,486.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)

                                                                          March 31,  December 31,
                                                                            1998         1997
                                                                         ----------  -----------
ASSETS
Current assets:
Cash and cash equivalents                                                $  12,345   $  12,584
Marketable securities                                                       71,484      90,150
Trade accounts receivable (net of allowances of $3,723 in
  1998 and $3,989 in 1997)                                                  48,807      43,025
Due from affiliates                                                          5,870       5,561
Inventory                                                                    7,498       6,234
Prepaid expenses and other current assets                                    5,209       7,881
Deferred income taxes                                                        2,508       3,016
                                                                         ---------   ---------
    Total current assets                                                   153,721     168,451

Property, plant, and equipment - net                                        40,094      31,020
Goodwill (net of accumulated amortization of $1,709 in 1998
  and $1,289 in 1997)                                                       37,105      22,229
Deferred income taxes                                                        1,480       1,384
Other assets                                                                 1,868       1,709
                                                                         ---------   ---------
    Total assets                                                         $ 234,268   $ 224,793
                                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                    $  30,077   $  27,264
Current portion of long-term debt                                              547         606
Current portion of obligations under capital leases                            980       1,697
Due to affiliates                                                            1,282         923
Other current liabilities                                                    4,056       6,793
                                                                         ---------   ---------
    Total current liabilities                                               36,942      37,283

Long-term debt                                                                 840         812
Obligations under capital leases                                             2,883       2,011
Other liabilities                                                            1,206       1,190
                                                                         ---------   ---------
    Total liabilities                                                       41,871      41,296
                                                                         ---------   ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock  (no par value, 10,000,000 shares authorized; no shares issued and outstanding)
Common stock (par value $0.01; 40,000,000 shares authorized; shares
  issued and outstanding:  17,904,486 in 1998 and 17,836,383 in 1997)          179         178
Additional paid-in capital                                                 162,926     159,627
Accumulated other comprehensive income                                          (4)        (31)
Retained earnings                                                           29,296      23,723
                                                                         ---------   ---------
    Total stockholders' equity                                             192,397     183,497
                                                                         ---------   ---------

    Total liabilities and stockholders' equity                           $ 234,268   $ 224,793
                                                                         =========   =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1998           1997
                                                      -----------    -----------

Revenues                                               $ 59,655        $ 39,761
Cost of revenues                                         38,559          26,821
                                                       --------        --------

Gross profit                                             21,096          12,940
Selling, general, and
  administrative expenses                                12,577           8,602
                                                       --------        --------

Operating income                                          8,519           4,338
Interest expense                                           (136)           (210)
Interest income                                           1,051              17
Other income (expense) - net                                 12             114
                                                       --------        --------

Income before provision for
  income taxes                                            9,446           4,259

Provision for income taxes                                3,873           1,661
                                                       --------        --------

Net income                                                5,573        $  2,598
                                                                       ========
Other comprehensive income:
  Unrealized holding gains (net of
    tax of $19)                                              27
                                                       --------

Comprehensive income                                   $  5,600
                                                       ========

Earnings per common share:

Basic                                                  $   0.31        $   0.17
Diluted                                                $   0.30        $   0.17

Weighted average number of common shares:

Basic                                                    17,929          15,171
Diluted                                                  18,861          15,309

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                             For the Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                1998            1997
                                                             ----------      ----------
Cash flows from operating activities:
Net income                                                   $   5,573        $ 2,598
Adjustments to reconcile net income to net cash from
  operating activities:
    Depreciation and amortization                                2,361          1,388
    Deferred taxes                                                 412           (214)
    Other                                                         (703)          (208)
Changes in Operating Assets and Liabilities, net of effects
  of acquisitions:
    Trade accounts receivable                                   (2,481)        (1,882)
    Due from/to affiliates                                          50           (752)
    Inventory                                                     (653)           185
    Other assets                                                 2,673            (95)
    Accounts payable and accrued expenses                        1,635            254
    Other liabilities                                           (3,040)          (596)
                                                             ---------        -------
Net cash provided by operating activities                        5,827            678
                                                             ---------        -------

Cash flows from investing activities:
    Investment in available-for-sale securities                (99,714)
    Proceeds from sale of available-for-sale securities        118,830
    Proceeds from maturities of held-to-maturity securities                     1,600
    Property, plant, and equipment expenditures                 (6,403)        (1,769)
    Entities purchased, net of cash acquired                   (18,257)
                                                             ---------        -------
Net cash used in investing activities                           (5,544)          (169)
                                                             ---------        -------

Cash flows from financing activities:
    Proceeds from sale/leaseback transactions                    1,122          1,030
    Repayment of notes and capital lease obligations            (1,644)          (660)
    Borrowings under revolving credit line                                        694
    Repayment of Applied Printing Note                                         (1,600)
                                                             ---------        -------
Net cash used in financing activities                             (522)          (536)
                                                             ---------        -------

Net decrease in cash and cash equivalents                         (239)           (27)
Cash and cash equivalents at beginning of period                12,584          2,567
                                                             ---------        -------

Cash and cash equivalents at end of period                   $  12,345        $ 2,540
                                                             =========        =======

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
          (In thousands of dollars except share and per-share amounts)

                                                  For the three months ended March 31, 1998

                                                                        Accumulated
                                                        Additional        other
                                             Common       Paid-in      comprehensive     Retained
                                             Stock        Capital         income         Earnings
                                           ----------   -----------   ---------------  ------------

Balance at January 1, 1998                  $   178     $  159,627       $    (31)      $   23,723

Issuance of 68,103 common shares in an
  acquisition at $48.46 per share                 1          3,299

Other comprehensive income                                                     27

Net income                                                                                   5,573
                                            -------    -----------       --------       ----------

Balance at March 31, 1998                   $   179    $   162,926       $     (4)      $   29,296
                                            =======    ===========       ========       ==========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 1997 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

      In January 1998, the Company acquired the operations of Flying Color Graphics, Inc. ("Flying Color"), a prepress company with five facilities throughout the midwest, for approximately $18.3 million in cash from the Company's working capital, 68,103 shares of the Company's common stock valued at approximately $3.3 million, and the assumption of certain liabilities. This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities acquired have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $15.2 million and has been recorded as goodwill, which is being amortized over a period of 40 years. The results of operations of Flying Color have been included in the Consolidated Statement of Income for the entire three month period ended March 31, 1998. The pro forma revenues, income before provision for income taxes, net income, basic earnings per share, and diluted earnings per share of the Company and Flying Color for the three months ended March 31, 1997, were $44.0 million, $4.7 million, $2.9 million, $0.18, and $0.18, respectively, calculated as if the transaction occurred on January 1, 1997. The pro forma information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of 1997 or of results that may occur in the future.

      In February 1998, the Company entered into a definitive agreement to merge Devon Group, Inc. ("Devon"), a digital prepress and publishing company, into a newly-formed, wholly-owned subsidiary of the Company. As of and for the fiscal year ended March 31, 1998, Devon had total assets, revenues, and operating income of $195.2 million, $246.1 million, and $32.0 million, respectively. Under the terms of the agreement, which is subject to the approval of the Company's and Devon's stockholders at meetings scheduled for May 27, 1998, the Company will pay $30 per share in cash and distribute 0.6 share of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration to be paid is estimated to be $450 million including transaction costs. To fund the cash portion of the merger consideration, estimated to be $230 million including the transaction costs, the Company has a commitment from a commercial bank that would increase its borrowing capacity to $250 million. This commitment expires on June 15, 1998.

      The Company is seeking stockholder approval on May 27, 1998, at the Special Meeting in lieu of Annual Meeting to increase the number of authorized shares of its common stock from 40,000,000 shares to 150,000,000 shares.

      Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 1998 presentation.

2. ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," in January 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income and accumulated other comprehensive income as of and for the three months ended March 31, 1998, are comprised entirely of unrealized holding gains and losses on available-for-sale securities. There were no items of other comprehensive income as of and for the three months ended March 31, 1997.

      Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for financial statements for fiscal years beginning after

December 15, 1998. This statement establishes standards for capitalizing and expensing costs incurred in connection with internal use software and applies to costs incurred subsequent to adoption of SOP 98-1. The Company does not expect the adoption of SOP 98-1 to have a material adverse effect on its financial position or results of operations.

      Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and is effective for financial statements for fiscal years beginning after December 15, 1998. This statement establishes standards for the treatment of costs incurred in connection with start-up activities and requires the effect on prior periods to be reported as a cumulative effect of a change in accounting principle. The impact of the adoption of SOP 98-5 on the Company's financial position and results of operations is not determinable at this time.

3. INVENTORY

      The components of inventory (in thousands of dollars) were as follows:

                                                      March 31,  December 31,
                                                        1998         1997
                                                        ----         ----

Work-in-process                                       $  3,528    $  2,721
Raw materials                                            3,970       3,513
                                                      --------    --------

Total                                                 $  7,498    $  6,234
                                                      ========    ========

4. EARNINGS PER SHARE

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in December 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share as opposed to primary and fully diluted earnings per share, which were required under the previous standard, Accounting Principles Board Opinion No. 15. In accordance with the provisions of SFAS No.128, prior period earnings per share data has been restated.

      Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding and prior periods' issuable shares for which all necessary conditions have been satisfied. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the three months ended March 31, 1998 and 1997.

5. RELATED PARTY TRANSACTIONS

      Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 1998 and 1997 (in thousands of dollars) were as follows:

                                                          1998           1997
                                                          ----           ----

Affiliate sales                                         $ 7,544        $ 3,176
Affiliate purchases                                     $ 1,685        $ 1,439
Administrative charges                                  $   295        $   265

      Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Payments of interest and income taxes for the three months ended March 31, 1998 and 1997 (in thousands of dollars) were as follows:

                                                              1998         1997
                                                              ----         ----
     Interest paid                                         $    91     $    231
     Income taxes paid                                     $   294     $  2,560

      Noncash investing and financing activities for the three months ended March 31, 1998 (in thousands of dollars) were as follows:

                                                                1998
                                                             ---------

Reduction of goodwill from amortization of excess tax
    deductible goodwill                                      $      39

Acquisitions:

Fair value of assets acquired                                $  23,656
Cash paid                                                      (18,257)
Fair value of common stock issued                               (3,300)
                                                             ---------

Liabilities assumed                                          $   2,099
                                                             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional or the renewal of existing facilities management contracts; the growth of the market for advanced digital imaging services; the ability to enter into acquisitions; the rate and level of capital expenditures; or the ability to obtain additional credit or financing sources.

Results of Operations

Three months ended March 31, 1998, compared with 1997

     Revenues in the first quarter of 1998 were $19.9 million or 50.0% higher than in the comparable period in 1997. This increase resulted from $11.3 million of revenue from additional business generated internally and $8.6 million of revenue from operations acquired subsequent to the first quarter of 1997. Revenues generated in the traditional prepress business increased $15.6 million resulting from operations acquired subsequent to the 1997 period, including the prepress operations of Flying Color Graphics, Inc. ("Flying Color") that were acquired in January 1998, and an overall increase in business at various facilities. Revenues during the 1998 period also increased by $1.7 million in the broadcast media distribution business primarily from operations that have been acquired since the 1997 period, $2.1 million from additional revenues generated from facilities management contracts resulting from new contracts entered into since the 1997 period and increased business from existing contracts, and $3.0 million from digital imaging services resulting from increased equipment and software license sales and archiving services. These increases were partially offset by the receipt of a nonrefundable payment of $2.0 million from one of the Company's major suppliers during the 1997 period with no corresponding receipt during the 1998 period and a $0.5 million reduction in revenue from a facilities management contract resulting from a renegotiated contract associated with a customer bankruptcy in 1997.

      The gross profit percentage in the first quarter of 1998 was 35.4% as compared to 32.5% in the 1997 period. Gross profit increased $8.2 million or 63% in the first quarter of 1998 as a result of the additional revenues for the period as discussed above, increased business in higher margin work, particularly from recently acquired operations, and a reduction of costs due to favorable pricing negotiated with certain suppliers that was not in effect during the first quarter of 1997.

    Selling, general, and administrative expenses in the first quarter of 1998 were $4.0 million higher than in the first quarter of 1997, but as a percent of revenue decreased to 21.1% in the 1998 period from 21.6% in the 1997 period. This improvement is primarily due to the increase in revenues discussed above and lower costs as a percent of revenue from efficiencies associated with recently acquired operations. Such improvements were partially offset by additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997 to better market its services.

      Interest income for the first quarter of 1998 was $1.0 million higher than in the 1997 period due to the investment of proceeds from an offering of the Company's common stock in September 1997.

      Revenues from business transacted with affiliates for the quarters ended March 31, 1998 and 1997, totaled $7.5 million and $3.2 million, respectively, representing 12.6% and 8.0%, respectively, of the Company's revenues.

Financial Condition

      In January 1998, the Company acquired the operations of Flying Color for approximately $18.3 million in cash from the Company's working capital, 68,103 shares of the Company's common stock valued at approximately $3.3 million, and the assumption of certain liabilities. In February 1998, the Company entered into a sale and leaseback arrangement that generated proceeds of $1.1 million and is accounted for as a capital lease. Such arrangement resulted in an immaterial gain, which has been deferred and is being recognized in income as a credit against future amortization of the leased assets.

      Cash flows from operating activities during the first quarter of 1998 increased by $5.1 million as compared to the comparable period in 1997 due primarily to cash generated from additional income and the timing of income tax payments. In addition to the amounts expended for the Flying Color transaction, during the first quarter of 1998 the Company invested $6.4 million in new equipment and repaid $1.6 million of debt and capital lease obligations with the cash generated from operations, the proceeds from the sale and leaseback arrangement, and the use of investments in marketable securities.

      The Company expects to spend approximately $10.0 million over the course of the next twelve months for capital improvements, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating leases, sale and leaseback arrangements, or with working capital.

      Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for financial statements for fiscal years beginning after December 15, 1998. This statement establishes standards for capitalizing and expensing costs incurred in connection with internal use software and applies to costs incurred subsequent to adoption of SOP 98-1. The Company does not expect the adoption of SOP 98-1 to have a material adverse effect on its financial position or results of operations.

      Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and is effective for financial statements for fiscal years beginning after December 15, 1998. This statement establishes standards for the treatment of costs incurred in connection with start-up activities and requires the effect on prior periods to be reported as a cumulative effect of a change in accounting principle. The impact of the adoption of SOP 98-5 on the Company's financial position and results of operations is not determinable at this time.

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

                  2.2 Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics Technologies, Inc., and AGT Acquisition Corp. (Incorporated by reference to Exhibit No. 2.2 forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997).

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

                  3.3 Amendment to Amended and Restated By-Laws of Applied Graphics Technologies, Inc. (Incorporated by reference to exhibit No. 3.3 forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

             10.6(a)(i) Employment Agreement, effective as of April 1, 1996, between the Company and Diane Romano (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

            10.6(a)(ii) Employment Agreement Extension dated March 23, 1998, between the Company and Diane Romano (Incorporated by reference to Exhibit No. 10.6 (a)(ii) forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

             10.6(b)(i) Employment Agreement, effective as of April 1, 1996, between the Company and Georgia L. McCabe (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

            10.6(b)(ii) Employment Agreement Extension dated March 23, 1998, between the Company and Georgia L. McCabe (Incorporated by reference to Exhibit No. 10.6 (b)(ii) forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                10.6(c) Employment Agreement, effective as of March 13, 1996, between the Company and Melvin A. Ettinger (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

             10.6(d)(i) Employment Agreement, effective as of April 1, 1996, between the Company and Scott A. Brownstein
                        (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

            10.6(d)(ii) Employment Agreement Extension dated March 23, 1998, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6 (d)(ii) forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

           10.6(e)(iii) Employment Agreement Extension dated March 23, 1998, between the Company and Louis Salamone, Jr.
                        (Incorporated by reference to Exhibit No. 10.6(e)(iii) forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

(b) The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1998:

        Form 8-K filed on January 30, 1998, regarding the acquisition of the operations of Flying Color Graphics, Inc.
        Form 8-K filed on February 19, 1998, regarding the Agreement and Plan of Merger with Devon Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)

                                                      By: /s/ Melvin A. Ettinger

Date: May 15, 1998                             ---------------------------------
                                                              Melvin A. Ettinger
                             Vice Chairman, Chief Operating Officer and Director
                                                       (Duly authorized officer)



                                                         /s/ Louis Salamone, Jr.

Date: May 15, 1998                             ---------------------------------
                                                             Louis Salamone, Jr.
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)