Form 10-Q
period 1998-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1998-08-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of July 31, 1998, was 22,331,776.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)

                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                                ----------------     ----------------
ASSETS
Current assets:
Cash and cash equivalents                                                    $         12,913     $        12,584
Marketable securities                                                                     514              90,150
Trade accounts receivable (net of allowances of $15,582 in 1998
    and $3,989 in 1997)                                                                82,044              43,025
Due from affiliates                                                                     4,872               5,561
Inventory - net                                                                        42,240               6,234
Prepaid expenses and other current assets                                              27,346               7,881
Deferred income taxes                                                                  19,281               3,016
                                                                                ----------------     ----------------
          Total current assets                                                        189,210             168,451

Property, plant, and equipment - net                                                   80,765              31,020
Goodwill (net of accumulated amortization of $2,954 in 1998
    and $1,289 in 1997)                                                               409,909              22,229
Deferred income taxes                                                                   1,855               1,384
Other assets                                                                            7,757               1,709
                                                                                ----------------     ----------------
          Total assets                                                       $        689,496     $       224,793
                                                                                ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                        $         62,590     $        27,264
Current portion of long-term debt and obligations under capital leases                  2,085               2,303
Due to affiliates                                                                       1,553                 923
Other current liabilities                                                              17,721               6,793
                                                                                ----------------     ----------------
          Total current liabilities                                                    83,949              37,283

Long-term debt                                                                        178,934                 812
Obligations under capital leases                                                        4,643               2,011
Other liabilities                                                                       4,990               1,190
                                                                                ----------------     ----------------
          Total liabilities                                                           272,516              41,296
                                                                                ----------------     ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock  (par value $0.01; 10,000,000 shares authorized; no shares issued and outstanding)
Common stock (par value $0.01; shares authorized: 150,000,000 in 1998  and
   40,000,000 in 1997; shares issued and outstanding:  22,331,776 in 1998
   and 17,836,383 in 1997)                                                                223                 178
Additional paid-in capital                                                            384,246             159,627
Accumulated other comprehensive income                                                     16                 (31)
Retained earnings                                                                      32,495              23,723
                                                                                ----------------     ----------------

         Total stockholders' equity                                                   416,980             183,497
                                                                                ----------------     ----------------

         Total liabilities and stockholders' equity                             $     689,496        $    224,793
                                                                                ================     ================


             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per-share amounts)

                                              For the Six Months Ended                For the Three Months Ended
                                                     June 30,                                 June 30,
                                         ----------------------------------       ----------------------------------
                                             1998                 1997                1998                 1997
                                         --------------       -------------       --------------       --------------

Revenues                                     140,563       $        81,072     $       80,908       $        41,311
Cost of revenues                              88,676                52,871             50,117                26,050
                                         --------------       -------------       --------------       --------------

Gross profit                                  51,887                28,201             30,791                15,261
Selling, general, and
    administrative expenses                   32,598                18,123             20,021                 9,521
Restructuring charge                           5,300                                    5,300
                                         --------------       -------------       --------------       --------------

Operating income                              13,989                10,078              5,470                 5,740
Interest expense                              (1,228)                 (508)            (1,092)                 (298)
Interest income                                1,731                    17                680                     1
Other income (expense) - net                     698                    54                686                   (61)
                                         --------------       -------------       --------------       --------------

Income before provision for
    income taxes                              15,190                 9,641              5,744                 5,382

Provision for income taxes                     6,418                 3,760              2,545                 2,099
                                         --------------       -------------       --------------       --------------


Net income                                     8,772       $         5,881              3,199       $         3,283
                                                              =============                            ==============

Other comprehensive income                        47                                        4
                                         --------------                           --------------


Comprehensive income                  $        8,819                           $        3,203
                                         ==============                           ==============

Earnings per common share:
Basic                                 $         0.47       $         0.41      $         0.16       $          0.23
Diluted                               $         0.45       $         0.39      $         0.16       $          0.21

Weighted average number of
  common shares:
Basic                                         18,768                14,351             19,607                14,353
Diluted                                       19,678                15,244             20,495                15,304

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                   --------------------------------
                                                                                       1998               1997
                                                                                   -------------       ------------
Cash flows from operating activities:
Net income                                                                      $       8,772       $       5,881
Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization                                                     6,134               2,962
      Deferred taxes                                                                     (333)               (437)
      Restructuring charge                                                              5,300
      Other                                                                            (1,165)                 (6)
Changes in Operating Assets and Liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                        (3,994)             (5,234)
      Due from/to affiliates                                                            1,319              (3,298)
      Inventory                                                                        (4,196)             (1,441)
      Other assets                                                                     (3,204)             (2,068)
      Accounts payable and accrued expenses                                            (2,638)             (1,999)
      Other liabilities                                                                (1,563)               (830)
                                                                                   -------------       ------------
Net cash provided by (used in) operating activities                                     4,432              (6,470)
                                                                                   -------------       ------------

Cash flows from investing activities:
      Investment in available-for-sale securities                                    (178,433)
      Proceeds from sale of available-for-sale securities                             283,265
      Proceeds from maturities of held-to-maturity securities                                               1,600
      Property, plant, and equipment expenditures                                     (17,463)             (3,902)
      Proceeds from sale of fixed assets                                                  425
      Entities purchased, net of cash acquired                                       (252,598)             (1,179)
      Other investing activities                                                       (4,395)                 12
                                                                                   -------------       ------------
Net cash used in investing activities                                                (169,199)             (3,469)
                                                                                   -------------       ------------

Cash flows from financing activities:
      Proceeds from sale/leaseback transactions                                         3,391               2,140
      Repayment of notes and capital lease obligations                                (13,955)             (1,078)
      Borrowings under credit lines                                                   175,660               9,877
      Repayment of Applied Printing Note                                                                   (1,600)
      Proceeds from exercise of stock options                                                                  72
                                                                                   -------------       ------------
Net cash provided by financing activities                                             165,096               9,411
                                                                                   -------------       ------------

Net increase (decrease) in cash and cash equivalents                                      329                (528)
Cash and cash equivalents at beginning of period                                       12,584               2,567
                                                                                   -------------       ------------

Cash and cash equivalents at end of period                                      $      12,913       $       2,039
                                                                                   =============       ============

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
          (In thousands of dollars except share and per-share amounts)

                                                        For the six months ended June 30, 1998

                                                                                 Accumulated
                                                              Additional           other
                                              Common           Paid-in         comprehensive         Retained
                                              Stock            Capital             income            Earnings
                                          --------------    --------------    -----------------    --------------

Balance at January 1, 1998                      $   178      $    159,627      $          (31)        $   23,723

Issuance of 68,103 common shares in
   Flying Color Graphics acquisition at
   $48.46 per share                                   1             3,299

Issuance of 4,427,290 common shares in
   Devon merger at $50 per share                     44           221,320

Other comprehensive income                                                                  47

Net income                                                                                                 8,772
                                          --------------    --------------    -----------------    --------------


Balance at June 30, 1998                        $   223      $    384,246      $            16     $      32,495

                                          ==============    ==============    =================    ==============

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

    The Company obtained stockholder approval on May 27, 1998, at the Special Meeting in lieu of annual meeting of stockholders to increase the number of authorized shares of its common stock to 150,000,000 shares from 40,000,000 shares.

    Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 1998 presentation.

2.     ACQUISITIONS

     In January 1998, the Company acquired the operations of Flying Color Graphics, Inc. ("Flying Color"), a prepress company with five facilities throughout the midwest, for approximately $18.3 million in cash from working capital, 68,103 shares of the Company's common stock valued at approximately $3.3 million, and the assumption of certain liabilities.

     On May 27, 1998, the Company, through a wholly-owned subsidiary, merged with Devon Group, Inc. ("Devon"), a digital prepress and publishing company. The Company paid $30 per share in cash and distributed 0.6 share of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration paid was $452.7 million including transaction costs. To fund the cash portion of the merger consideration, the Company used approximately $86.4 million in cash from working capital, including cash acquired from Devon, and borrowed $135.0 million under its lines of credit.

     In May 1998, the Company acquired the operations of Tint Masters, Inc., a prepress company with a facility in New Jersey, for approximately $2.8 million in cash from working capital.

     In June 1998, the Company acquired the stock of Color Control, Inc. ("CCI"), a prepress company with operations in Redmond, WA, for approximately $23.1 million in cash plus the assumption of certain liabilities, including approximately $11.9 million of long-term debt that was paid in full by the Company at closing. The Company funded the acquisition of CCI, including the repayment of long-term debt, with approximately $35.0 million in borrowings under its lines of credit.

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of the respective acquisitions, subject to adjustments based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired was approximately $387.1 million, which is being amortized over periods ranging from 30 to 40 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Income subsequent to the respective dates of acquisition.

     The following unaudited pro forma information (in thousands of dollars) combines the results of operations of the Company and the acquisitions for the six months ended June 30, 1998 and 1997, calculated as if the acquisitions had occurred on January 1, 1997. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1997 or of results that may occur in the future.

                                              For the six months ended June 30,
                                              ---------------------------------
                                                    1998              1997
                                                    ----              ----
Total revenues                                    $236,602          $213,340
Income before provision for income taxes          $ 14,749          $ 13,933
Net income                                        $  8,517          $  6,730
Earnings per common share:
     Basic                                        $   0.38          $   0.36
     Diluted                                      $   0.36          $   0.34

3.   ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," in January 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income and accumulated other comprehensive income as of and for the three and six months ended June 30, 1998, are comprised of unrealized holding gains and losses on available-for-sale securities and unrealized gains and losses from foreign currency translation adjustments. There were no items of other comprehensive income as of and for the three and six months ended June 30, 1997.

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

    Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and is effective for financial statements for fiscal years beginning after December 15, 1998. This statement establishes standards for the treatment of costs incurred in connection with start-up activities and requires the effect on prior periods to be reported as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SOP 98-5 to have a material adverse effect on its financial position or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. Although the Company did not have any derivative instruments as of June 30, 1998, it entered into two interest rate swap agreements in August 1998. The impact of the adoption of SFAS No. 133 on the Company's financial position and results of operations is not determinable at this time.

4.   INVENTORY

    The components of inventory (in thousands of dollars) were as follows:

                         June 30,       December 31,
                           1998             1997
                         -------          -------
Finished goods           $ 1,926
Work-in-process           34,474          $ 2,721
Raw materials              5,840            3,513
                         -------          -------

Total                    $42,240          $ 6,234
                         =======          =======

5.    RESTRUCTURING

     During the second quarter of 1998, the Company commenced a plan to restructure its operations to achieve certain operating efficiencies associated with the growth of the prepress operations, primarily resulting from the merger with Devon and the acquisition of Color Control as well as other recent acquisitions. As part of this restructuring plan approved by management with requisite authority, the Company will terminate certain employees and shutdown facilities in Carlstadt, NJ, and Chicago, IL, and integrate the work historically performed at these facilities into its other metropolitan New York and Midwest facilities, respectively. In addition, the Company will terminate certain employees and consolidate facilities by moving work currently performed in certain of its West Coast facilities, resulting in the closure of one of its California facilities. The Company does not anticipate any adverse effect on its future results of operations from such facility closings since all work currently performed will continue at other locations. The results of operations for the second quarter of 1998 include a charge of $5.3 million for this restructuring, comprised primarily of severance and benefits for employees to be terminated, facility closure costs, and assets no longer utilized as a result of the restructuring. Of the total restructuring charge, approximately $1.0 million represents severance for approximately 100 employees to be terminated, principally prepress production workers and administrative support staff. As of June 30, 1998, approximately $3.2 million was included in Other Current Liabilities in the consolidated balance sheet for the future costs of the restructuring. The Company expects to complete this restructuring plan by June 1999. It is the Company's intention to continue to pursue other operating efficiencies and synergies associated with acquisitions and as a result it may incur additional restructuring charges in the future.


6.   LONG TERM DEBT

     On May 27, 1998 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement") to be used to finance the Devon merger, to provide working capital for the Company, and to finance certain future acquisitions. The total borrowing capacity under the Credit Agreement is $250 million, comprised of a $175 million revolving line of credit (the "Revolver") and a $75 million acquisition line of credit (the "Acquisition Line"). In July 1998, the Company increased the borrowing capacity under the Credit Agreement to $300 million, increasing the Revolver and the Acquisition Line to $195 million and $105 million, respectively. The Acquisition Line and the Revolver have terms that extend through March 2003 and May 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from LIBOR to the prime rate in effect at the time of the borrowing. At June 30, 1998, $175.7 million was outstanding under the Credit Agreement, of which $140.6 million was outstanding under the Revolver and $35.1 million was outstanding under the Acquisition Line. The average variable rate on borrowings under the Credit Agreement during the 1998 period was 7.18%. Under the terms of the Credit Agreement, the Company must comply with certain covenants related to total funded debt to EBITDA ratios, interest coverage ratios, and minimum net worth. At June 30, 1998, the Company was in compliance with all covenants. In addition, under the terms of the Credit Agreement, the Company is obligated to enter into hedge arrangements within 180 days of the Closing Date for a minimum of two years covering at least 30% of the amount borrowed on the Closing Date. The Company is prohibited from paying dividends under the terms of the Credit Agreement.

    In August 1998, the Company entered into two interest rate swap agreements that expire in August 2003. Under each swap agreement, the Company will pay a fixed rate of 5.798% per annum on a quarterly basis and be paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the two swaps are $35 million and $15 million, respectively. The counterparties to both swaps are major financial institutions. The Company believes the credit risk associated with nonperformance will not be significant.

7.   EARNINGS PER SHARE

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

     Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the three and six months ended June 30, 1998 and 1997.


8.   RELATED PARTY TRANSACTIONS

    Sales to, purchases from, and administrative charges incurred with related parties during the three and six months ended June 30, 1998 and 1997 (in thousands of dollars) were as follows:

                                             Six months ended June 30,              Three months ended June 30,
                                        ------------------------------------    ------------------------------------

                                             1998                1997                1998                1997
                                             ----                ----                ----                ----
Affiliate sales                      $       14,581      $        6,236      $        6,055      $        2,679
Affiliate purchases                  $        3,366      $        2,306      $        1,681      $        1,144
Administrative charges               $          514      $          532      $          219      $          267

     Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates.


9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the six months ended June 30, 1998 and 1997 (in thousands of dollars) were as follows:

                                                                           1998              1997
                                                                           ----              ----

     Interest paid                                                     $     724        $     496
     Income taxes paid                                                 $   5,264        $   4,044


     Noncash investing and financing activities for the six months ended June 30, 1998 and 1997 (in thousands of dollars) were as follows:

                                     1998                 1997
                                ----------------     ---------------

Reduction of goodwill from
    amortization of excess
    tax deductible goodwill    $         21
Notes payable issued in
    connection with an
    acquisition                                   $           488

Acquisitions:
Fair value of assets
    acquired                        560,986       $         4,253
Cash paid                          (265,578)               (1,185)
Fair value of common stock
    and warrants issued            (224,664)                 (330)
                             -------------------  ------------------

Liabilities assumed          $       70,744       $         2,738
                             ===================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional or the renewal of existing facilities management contracts; the growth of the market for advanced digital imaging services; the ability to enter into acquisitions; the rate and level of capital expenditures; the rate and level of business from significant customers; or the ability to obtain additional credit or financing sources.

RESULTS OF OPERATIONS
Six months ended June 30, 1998, compared with 1997

     Revenues in the first six months of 1998 were $59.5 million or 73.4% higher than in the comparable period in 1997. This increase resulted from $21.9 million of revenue from additional business generated internally and $37.6 million of revenue from operations acquired subsequent to June 30, 1997. Revenues generated in the traditional prepress business increased during the 1998 period by $43.9 million resulting from the operations of the prepress business of Devon Group, Inc. ("Devon"), which was merged with a wholly-owned subsidiary of the Company on May 27, 1998, in addition to other operations acquired subsequent to the 1997 period, including the prepress operations of Flying Color Graphics, Inc. ("Flying Color"), and Color Control, Inc. ("Color Control"), which were acquired in January 1998 and June 1998, respectively, and an overall increase in business at various facilities. Revenues during the 1998 period also increased by $9.1 million from the operations of the publishing business of Devon, $3.6 million from the broadcast media distribution business from operations that have been acquired since the 1997 period and internally generated growth, $1.8 million from additional revenues generated from facilities management contracts resulting from new contracts entered into since the 1997 period, and $4.5 million from the digital business. These increases were partially offset by the receipt of a nonrefundable payment of $2.0 million from one of the Company's major suppliers during the 1997 period with no corresponding receipt during the 1998 period and a $1.4 million reduction in revenue from a facilities management contract that was renegotiated in connection with a customer bankruptcy in 1997.

     The gross profit percentage in the first six months of 1998 was 36.9% as compared to 34.8% in the 1997 period. Gross profit increased $23.7 million in the first six months of 1998 as a result of the additional revenues for the period as discussed above and increased business in higher margin work, including that from recently acquired operations. Such improvements were partially offset by additional costs incurred at a New York City facility resulting from operating inefficiencies caused by delays experienced in the reallocation of General Motors work.

    Selling, general, and administrative expenses in the first six months of 1998 were $14.5 million higher than in the first six months of 1997, and as a percent of revenue increased slightly to 23.2% in the 1998 period from 22.4% in the 1997 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at recently acquired operations that have not been fully integrated and additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997 to better market its services.

     During the second quarter of 1998, the Company commenced a plan to restructure its operations to achieve certain operating efficiencies associated with the growth of the prepress business, primarily resulting from the merger with Devon and the acquisition of Color Control as well as other recent acquisitions. As part of this restructuring plan approved by management with the requisite authority, the Company will terminate certain employees and shutdown facilities in Carlstadt, NJ, and Chicago, IL, and integrate the work historically performed at these facilities into its other metropolitan New York and Midwest facilities, respectively. In addition, the Company will terminate certain employees and consolidate facilities by moving work currently performed in certain of its West Coast facilities, resulting in the closure of one of its California facilities. The results of operations in the 1998 period include a charge of $5.3 million, or $0.16 per diluted share, for this restructuring, comprised primarily of severance and benefits for employees to be terminated, facility closure costs, and assets no longer utilized as a result of the restructuring.

     Interest expense for the first six months of 1998 was $0.7 million higher than during the 1997 period due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition.

    Interest income for the first six months of 1998 was $1.7 million higher than in the 1997 period due to the investment of proceeds from an offering of the Company's common stock in September 1997.

     The effective rate of the provision for income taxes increased in the 1998 period due to the permanent item related to the nondeductible goodwill associated with the Devon merger and the Color Control acquisition and a lower effective tax rate in 1997 due to the reversal of deferred tax asset valuation allowances in that period.

    Revenues from business transacted with affiliates for the six months ended June 30, 1998 and 1997, totaled $14.6 million and $6.2 million, respectively, representing 10.4% and 7.7%, respectively, of the Company's revenues.

Three months ended June 30, 1998, compared with 1997

     Revenues in the second quarter of 1998 were $39.6 million higher or almost double the amount in the comparable period in 1997. This increase resulted from $10.7 million of revenue from additional business generated internally and $28.9 million of revenue from operations acquired subsequent to the second quarter of 1997. Revenues generated in the traditional prepress business increased $28.1 million resulting from the operations of the prepress business of Devon in addition to other operations acquired subsequent to the 1997 period, including the prepress operations of Flying Color and Color Control, and an overall increase in business at various facilities. Revenues during the 1998 period also increased by $9.1 million from the operations of the publishing business of Devon, $1.8 million from the broadcast media distribution business primarily from operations that have been acquired since the 1997 period, and $1.5 million from the digital business. These increases were partially offset by a $0.9 million reduction in revenue from a facilities management contract that was renegotiated in connection with a customer bankruptcy in 1997.

    The gross profit percentage in the second quarter of 1998 was 38.1% as compared to 36.9% in the 1997 period. Gross profit increased $15.5 million in the second quarter of 1998 as a result of the additional revenues for the period as discussed above and increased business in higher margin work, including that from recently acquired operations. Such improvements were partially offset by additional costs incurred at a New York City facility resulting from operating inefficiencies caused by delays experienced in the reallocation of General Motors work.

     Selling, general, and administrative expenses in the second quarter of 1998 were $10.5 million higher than in the second quarter of 1997, and as a percent of revenue increased to 24.7% in the 1998 period from 23.0% in the 1997 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at recently acquired operations that have not been fully integrated and additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997 to better market its services.

     During the second quarter of 1998, the Company commenced a plan to restructure its operations to achieve certain operating efficiencies associated with the growth of the prepress business, primarily resulting from the merger with Devon and the acquisition of Color Control as well as other recent acquisitions. As part of this restructuring plan approved by management with the requisite authority, the Company will terminate certain employees and shutdown facilities in Carlstadt, NJ, and Chicago, IL, and integrate the work historically performed at these facilities into its other metropolitan New York and Midwest facilities, respectively. In addition, the Company will terminate certain employees and consolidate facilities by moving work currently performed in certain of its West Coast facilities, resulting in the closure of one of its California facilities. The results of operations in the 1998 period include a charge of $5.3 million, or $0.15 per diluted share, for this restructuring, comprised primarily of severance and benefits for employees to be terminated, facility closure costs, and assets no longer utilized as a result of the restructuring.

     Interest expense for the second quarter of 1998 was $0.8 million higher than during the 1997 period due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition.

    Interest income for the second quarter of 1998 was $0.7 million higher than in the 1997 period due to the investment of proceeds from an offering of the Company's common stock in September 1997.

     The effective rate of the provision for income taxes increased in the 1998 period due to the permanent item related to the nondeductible goodwill associated with the Devon merger and the Color Control acquisition and a lower effective rate in 1997 due to the reversal of deferred tax asset valuation allowances in that period.

    Revenues from business transacted with affiliates for the three months ended June 30, 1998 and 1997, totaled $6.1 million and $2.7 million, respectively, representing 7.5% and 6.5%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     In May 1998, the Company entered into a Credit Agreement (the "Credit Agreement") to be used, in part, to finance the Devon merger, to provide working capital for the Company, and to finance certain future acquisitions. The total borrowing capacity under the Credit Agreement is $250 million, comprised of a $175 million revolving line of credit (the "Revolver") and a $75 million acquisition line of credit (the "Acquisition Line"). In July 1998, the Company increased the borrowing capacity under the Credit Agreement to $300 million, increasing the Revolver and the Acquisition Line to $195 million and $105 million, respectively. The Acquisition Line and the Revolver have terms that extend through March 2003 and May 2003, respectively.

     In August 1998, the Company entered into two interest rate swap agreements that expire in August 2003. Under each swap agreement, the Company will pay a fixed rate of 5.798% per annum on a quarterly basis and be paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the two swaps are $35 million and $15 million, respectively.

     During the first six months of 1998, the Company borrowed a total of $175.7 million under the Credit Agreement. To finance the Devon merger, the Company borrowed approximately $135.0 million, paid approximately $86.4 million in cash from working capital, including amounts acquired from Devon, and issued 4,427,290 shares of the Company's common stock valued at approximately
$221.4 million. To finance the acquisition of Color Control in June 1998, the Company borrowed approximately $35.0 million. In addition, to finance the acquisition of the operations of Flying Color in January 1998, the Company paid approximately $18.3 million in cash from working capital and issued 68,103 shares of the Company's common stock valued at approximately $3.3 million.

     During the six months ended June 30, 1998, the Company entered into four sale and leaseback arrangements that generated proceeds of $3.4 million and are accounted for as capital leases. Such arrangements resulted in immaterial gains, which have been deferred and are being recognized in income as a credit against future amortization of the leased assets.

    Cash flows from operating activities during the first six months of 1998 increased by $10.9 million as compared to the comparable period in 1997 due primarily to cash generated from additional income. In addition to the amounts expended for the acquisitions described above, during the first six months of 1998 the Company invested $17.5 million in new equipment and repaid $14.0 million of debt and capital lease obligations, including obligations assumed in acquisitions, with the cash generated from operations, the proceeds from sale and leaseback arrangements, and the use of investments in marketable securities.

    The Company expects to spend approximately $15.0 million over the course of the next twelve months for capital improvements, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

     Marketable securities as of June 30, 1998, decreased $89.6 million from December 31, 1997, due to the use of funds for acquisitions, primarily the Devon merger and the acquisition of Flying Color. Long-term debt increased $178.1 million due primarily to borrowings to finance acquisitions, principally the Devon merger and the acquisition of Color Control. In addition, all other major asset and liability categories increased significantly due to acquisitions during the 1998 period.

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

    Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and is effective for financial statements for fiscal years beginning after December 15, 1998. This statement establishes standards for the treatment of costs incurred in connection with start-up activities and requires the effect on prior periods to be reported as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SOP 98-5 to have a material adverse effect on its financial position or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. Although the Company did not have any derivative instruments as of June 30, 1998, it entered into two interest rate swap agreements in August 1998. The impact of the adoption of SFAS No. 133 on the Company's financial position and results of operations is not determinable at this time.

    The Company believes that the cash flow from operations, borrowings under the Credit Agreement, and its potential ability to obtain funding from other financing sources will be sufficient to fund its cash needs for the foreseeable future.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

                          PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The special meeting in lieu of the 1998 annual meeting of the stockholders of Applied Graphics Technologies, Inc., was held on May 27, 1998. The stockholders voted on the following matters:


         1. Issuance of 4,427,290 shares of the Company's common stock in connection with the merger of Devon Group, Inc., with and into AGT Acquisition Corp., a wholly-owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger dated as of February 13, 1998.

                             Shares           Shares            Shares
                           Voted For       Voted Against       Abstained
                           ---------       -------------       ---------
                           15,573,587         70,490             2,050


         2. Increase in the number of authorized shares of the Company's common stock from 40,000,000 to 150,000,000 shares.

                             Shares           Shares            Shares
                           Voted For       Voted Against       Abstained
                           ---------       -------------       ---------
                           11,495,170        4,948,045           3,740


         3. The adoption of the 1998 Incentive Compensation Plan.

                             Shares           Shares            Shares
                           Voted For       Voted Against       Abstained
                           ---------       -------------       ---------

                            8,734,163        6,906,935           5,029

         4. The election of the following ten directors of the Company for terms expiring at the 1999 annual meeting of stockholders:

                                               Shares           Shares
                                             Voted For         Withheld
                                             ---------         --------
              Mortimer B. Zuckerman          16,441,167          5,788
              Fred Drasner                   16,441,395          5,560
              Martin D. Krall                16,441,395          5,560
              John R. Harris                 16,441,830          5,125
              Edwin H. Linde                 16,441,830          5,125
              Howard Stringer                16,441,685          5,270
              Linda J. Wachner               16,441,250          5,705
              John Zuccotti                  16,441,747          5,208
              Marne Obernauer, Jr.           16,441,212          5,743
              David R. Parker                16,441,632          5,323

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

                  3.1(a) First Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming part of the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  3.1(b) Certificate of Amendment of First Restated Certificate of Incorporation.

                  3.2(a) Amended and Restated By-Laws of Applied Graphics Technologies, Inc. (Incorporated by reference to Exhibit No. 3.2 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  3.2(b) Amendment to Amended and Restated By-Laws of Applied Graphics Technologies, Inc. (Incorporated by reference to Exhibit No. 3.3 forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

                  10.8(a) Applied Graphics Technologies, Inc., 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit E of the Proxy Statement/ Prospectus forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  10.8(b) First Amendment to the Applied Graphics Technologies, Inc., 1998 Incentive Compensation Plan.

                  10.9(a) Credit Agreement, dated as of May 27, 1998, among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank, N.A., First Union National Bank, and BankBoston, N.A. (Incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on June 10,
                               1998).

                  10.9(b) Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank, N.A., First Union National Bank, and BankBoston, N.A.

                  27           Financial Data Schedule (EDGAR filing only).

* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

(b) The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1998:

      Form 8-K/A filed on April 1, 1998, regarding the acquisition of Flying Color Graphics, Inc.

      Form 8-K filed on June 10, 1998, regarding the merger with Devon Group,
      Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                    By:                       /s/ Martin D.Krall

Date:  August 14, 1998
                                                                  Martin D.Krall
                                                       Executive Vice President,
                                                            Chief Legal Officer,
                                                                   and Secretary
                                                       (Duly authorized officer)




                                                         /s/ Louis Salamone, Jr.

Date: August 14, 1998
                                                             Louis Salamone, Jr.
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)