Form 10-Q
period 1998-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1998-11-16
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of October 31, 1998, was 22,379,127.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)


                                                                               September 30,    December 31,
                                                                                   1998            1997
                                                                                 ---------       ---------
ASSETS
Current assets:
Cash and cash equivalents                                                        $   5,769       $  12,584
Marketable securities                                                                               90,150
Trade accounts receivable (net of allowances of $15,732 in 1998
    and $3,989 in 1997)                                                            101,083          43,025
Due from affiliates                                                                  4,282           5,561
Inventory - net                                                                     43,850           6,234
Prepaid expenses and other current assets                                           28,853           7,881
Deferred income taxes                                                               19,429           3,016
                                                                                 ---------       ---------
          Total current assets                                                     203,266         168,451

Property, plant, and equipment - net                                                83,944          31,020
Goodwill (net of accumulated amortization of $5,749 in 1998
    and $1,289 in 1997)                                                            410,491          22,229
Deferred income taxes                                                                1,760           1,384
Other assets                                                                         6,472           1,709
                                                                                 ---------       ---------
          Total assets                                                           $ 705,933       $ 224,793
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                            $  56,536       $  27,264
Current portion of long-term debt and obligations under capital leases               2,077           2,303
Due to affiliates                                                                      130             923
Other current liabilities                                                           14,114           6,793
                                                                                 ---------       ---------
          Total current liabilities                                                 72,857          37,283

Long-term debt                                                                     201,946             812
Obligations under capital leases                                                     4,162           2,011
Other liabilities                                                                    5,332           1,190
                                                                                 ---------       ---------
          Total liabilities                                                        284,297          41,296
                                                                                 ---------       ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock  (par value $0.01; 10,000,000 shares authorized; no shares issued and outstanding)
Common stock (par value $0.01; shares authorized: 150,000,000 in 1998  and
   40,000,000 in 1997; shares issued and outstanding: 22,379,127 in 1998
   and 17,836,383 in 1997)                                                             224             178
Additional paid-in capital                                                         385,269         159,627
Accumulated other comprehensive income                                                  17             (31)
Retained earnings                                                                   36,126          23,723
                                                                                 ---------       ---------
         Total stockholders' equity                                                421,636         183,497
                                                                                 ---------       ---------

         Total liabilities and stockholders' equity                              $ 705,933       $ 224,793
                                                                                 =========       =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per-share amounts)


                                            For the Nine Months Ended   For the Three Months Ended
                                                   September 30,              September 30,
                                             -----------------------     -----------------------
                                               1998          1997          1998          1997
                                             ---------     ---------     ---------     ---------
Revenues                                     $ 265,439     $ 131,488     $ 124,876     $  50,416
Cost of revenues                               167,710        84,653        79,034        31,782
                                             ---------     ---------     ---------     ---------
Gross profit                                    97,729        46,835        45,842        18,634
Selling, general, and
    administrative expenses                     67,773        29,164        35,175        11,041
Restructuring charge                             5,300
                                             ---------     ---------     ---------     ---------
Operating income                                24,656        17,671        10,667         7,593
Interest expense                                (4,648)         (921)       (3,420)         (413)
Interest income                                  1,813           345            82           328
Other income (expense) - net                       832          (459)          134          (513)
                                             ---------     ---------     ---------     ---------
Income before provision for
    income taxes                                22,653        16,636         7,463         6,995

Provision for income taxes                      10,250         6,613         3,832         2,853
                                             ---------     ---------     ---------     ---------
Net income                                      12,403        10,023         3,631         4,142

Other comprehensive income                          48             4             1             4
                                             ---------     ---------     ---------     ---------
Comprehensive income                         $  12,451     $  10,027     $   3,632     $   4,146
                                             =========     =========     =========     =========
Earnings per common share:
Basic                                        $    0.62     $    0.68     $    0.16     $    0.27
Diluted                                      $    0.60     $    0.64     $    0.16     $    0.25

Weighted average number of common shares:
Basic                                           19,957        14,691        22,335        15,370
Diluted                                         20,823        15,644        23,117        16,445

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                  1998          1997
                                                                                ---------     ---------
Cash flows from operating activities:
Net income                                                                      $  12,403     $  10,023
Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization                                                12,921         4,533
      Deferred taxes                                                                 (386)         (395)
      Restructuring charge                                                          5,300
      Other                                                                          (846)          392
Changes in Operating Assets and Liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                   (23,373)      (13,634)
      Due from/to affiliates                                                          486        (1,859)
      Inventory                                                                    (7,786)       (1,101)
      Other assets                                                                 (3,190)       (2,155)
      Accounts payable and accrued expenses                                        (8,816)        3,112
      Other liabilities                                                            (4,482)       (1,049)
                                                                                ---------     ---------
Net cash used in operating activities                                             (17,769)       (2,133)
                                                                                ---------     ---------
Cash flows from investing activities:
      Investment in available-for-sale securities                                (178,433)     (135,808)
      Proceeds from sale of available-for-sale securities                         283,779        36,499
      Proceeds from maturities of held-to-maturity securities                                     1,600
      Property, plant, and equipment expenditures                                 (24,640)       (7,642)
      Entities purchased, net of cash acquired                                   (253,816)       (5,561)
      Other investing activities                                                   (4,468)           12
                                                                                ---------     ---------
Net cash used in investing activities                                            (177,578)     (110,900)
                                                                                ---------     ---------
Cash flows from financing activities:
      Proceeds from sale of common stock                                                        121,700
      Proceeds from sale/leaseback transactions                                     5,215         2,897
      Repayment of notes and capital lease obligations                            (16,107)       (3,628)
      Borrowings (repayments) under credit lines                                  199,400        (5,628)
      Repayment of Applied Printing Note                                                         (1,600)
      Proceeds from exercise of stock options                                          24         5,444
                                                                                ---------     ---------
Net cash provided by financing activities                                         188,532       119,185
                                                                                ---------     ---------
Net increase (decrease) in cash and cash equivalents                               (6,815)        6,152
Cash and cash equivalents at beginning of period                                   12,584         2,567
                                                                                ---------     ---------
Cash and cash equivalents at end of period                                      $   5,769     $   8,719
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




                                                   For the nine months ended September 30, 1998
                                                   --------------------------------------------
                                                                           Accumulated
                                                            Additional        Other
                                               Common        Paid-in      Comprehensive     Retained
                                               Stock         Capital         Income         Earnings
                                              --------       --------       --------        --------
Balance at January 1, 1998                    $    178       $159,627       $    (31)       $ 23,723

Issuance of 68,103 common shares in
   Flying Color Graphics acquisition at
   $48.46 per share                                  1          3,299

Issuance of 4,427,290 common shares in
   Devon merger at $50 per share                    44        221,320

Issuance of 45,351 common shares in
   Agile Enterprise, Inc. merger at
   $22.05 per share                                  1            999

Issuance of 2,000 common shares upon
   exercise of stock options                                       24

Other comprehensive income                                                        48

Net income                                                                                    12,403
                                              --------       --------       --------        --------

Balance at September 30, 1998                 $    224       $385,269       $     17        $ 36,126
                                              ========       ========       ========        ========

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

      On May 27, 1998, the Company obtained stockholder approval to increase the number of authorized shares of its common stock to 150,000,000 shares from 40,000,000 shares.

      Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation.

2.    ACQUISITIONS

      In January 1998, the Company acquired the operations of Flying Color Graphics, Inc. ("Flying Color"), a prepress company with five facilities throughout the midwest, for approximately $18.4 million in cash from working capital, 68,103 shares of the Company's common stock valued at approximately $3.3 million, and the assumption of certain liabilities.

      In May 1998, the Company, through a wholly-owned subsidiary, merged with Devon Group, Inc. ("Devon"), a digital prepress and publishing company. The Company paid $30 per share in cash and distributed 0.6 share of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration paid was $452.7 million including transaction costs. To fund the cash portion of the merger consideration, the Company used approximately $86.4 million in cash from working capital, including cash acquired from Devon, and borrowed $135.0 million under its lines of credit.

      In May 1998, the Company acquired the operations of Tint Masters, Inc., a prepress company with a facility in New Jersey, for approximately $2.8 million in cash from working capital.

      In June 1998, the Company acquired the stock of Color Control, Inc. ("CCI"), a prepress company with operations in Redmond, WA, for approximately $23.4 million in cash plus the assumption of certain liabilities, including approximately $11.9 million of long-term debt that was paid in full by the Company at closing. The Company funded the acquisition of CCI, including the repayment of long-term debt, with approximately $35.0 million in borrowings under its lines of credit.

      In September 1998, the Company, through a wholly-owned subsidiary, merged with Agile Enterprise, Inc., a software development company located in Nashua, NH. The merger consideration was comprised of 45,351 shares of the Company's common stock valued at $1.0 million, approximately $0.8 million in cash, and the assumption of certain liabilities, including approximately $0.9 million of long-term debt that was paid in full by the Company at closing. The Company funded the cash portion of the merger consideration, including the repayment of long-term debt, with borrowings under its lines of credit. In addition, the Company may be obligated to make payments and issue shares of its common stock as additional consideration based upon the future financial performance of Agile.

      The acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of the respective acquisitions, subject to adjustments based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired was approximately $390.3 million, which is being amortized over periods ranging from 20 to 40 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Income subsequent to the respective dates of acquisition.

      The following unaudited pro forma information (in thousands of dollars) combines the results of operations of the Company and the acquisitions for the nine months ended September 30, 1998 and 1997, calculated as if the acquisitions had occurred on January 1, 1997. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1997 or of results that may occur in the future.

                                           For the nine months ended September 30,
                                                   1998                 1997
                                                   ----                 ----
Total revenues                                   $361,988            $342,432
Income before provision for income taxes         $ 21,598            $ 28,462
Net income                                       $ 11,760            $ 14,372
Earnings per common share:
     Basic                                       $   0.52            $   0.71
     Diluted                                     $   0.50            $   0.70

3.    ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," in January 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income and accumulated other comprehensive income as of and for the three and nine months ended September 30, 1998, are comprised of unrealized holding gains and losses on available-for-sale securities and unrealized gains and losses from foreign currency translation adjustments. There were no items of other comprehensive income as of and for the three and nine months ended September 30, 1997.

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

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company is unable to quantify the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations.

4.    INVENTORY

      The components of inventory (in thousands of dollars) were as follows:

                                                 September 30,     December 31,
                                                    1998               1997
                                                   -------           -------
Finished goods                                     $ 1,907
Work-in-process                                     36,885           $ 2,721
Raw materials                                        5,058             3,513
                                                   -------           -------
Total                                              $43,850           $ 6,234
                                                   =======           =======

5.    RESTRUCTURING

      During the second quarter of 1998, the Company commenced a plan to restructure its operations to achieve certain operating efficiencies associated with the growth of its prepress operations, primarily resulting from the merger with Devon and the acquisition of Color Control as well as other recent acquisitions. The Company's restructuring plan, which was approved by management with requisite authority, includes the termination of certain employees and the closing of facilities in Carlstadt, NJ, and Chicago, IL, with the work historically performed at these facilities being integrated into its other metropolitan New York and Midwest facilities, respectively. In addition, the restructuring plan includes the termination of certain employees and the consolidation of facilities by moving work currently performed in certain of its West Coast facilities, with the objective of closing one of its California facilities. The Company does not anticipate any adverse effect on its future results of operations from such facility closings since all work currently performed will continue at other locations. The results of operations for the second quarter of 1998 included a charge of $5.3 million for this restructuring, comprised primarily of severance and benefits for employees to be terminated, facility closure costs, and assets no longer utilized as a result of the restructuring. Of the total restructuring charge, approximately $1.0 million represents severance for approximately 100 employees to be terminated, principally prepress production workers and administrative support staff.

      As of September 30, 1998, approximately $2.1 million was included in Other Current Liabilities in the Consolidated Balance Sheet for the future costs of the restructuring. During the third quarter of 1998, approximately $1.1 million was charged against the restructuring reserve, of which $0.3 million represented severance for 31 employees and the remainder represented the write off of assets no longer utilized. The Company expects to complete this restructuring plan by June 1999. The Company intends to continue to pursue other operating efficiencies and synergies and as a result it may incur additional restructuring charges in the future.


6.    LONG TERM DEBT

      On May 27, 1998 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement") to be used to finance the Devon merger, to provide working capital for the Company, and to finance certain future acquisitions. In July 1998, the Company increased the borrowing capacity under the Credit Agreement to $300 million, comprised of a $195 million revolving line of credit (the "Revolver") and a $105 million acquisition line of credit (the "Acquisition Line"). The Acquisition Line and the Revolver have terms that extend through March 2003 and May 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from the prime rate in effect at the time of the borrowing to LIBOR plus a fixed factor determined based on the Company's EBITDA (as defined in the Credit Agreement). At September 30, 1998, $199.4 million was outstanding under the Credit Agreement, of which $162.5 million was outstanding under the Revolver and $36.9 million was outstanding under the Acquisition Line. The average variable rate on borrowings under the Credit Agreement during the 1998 period was 7.04%. Under the terms of the Credit Agreement, the Company must comply with certain covenants related to total funded debt to EBITDA ratios, interest coverage ratios, and minimum net worth. At September 30, 1998, the Company was in compliance with all covenants. The Company is prohibited from paying dividends under the terms of the Credit Agreement.

     Under the terms of the Credit Agreement, the Company was obligated to enter into hedge arrangements within 180 days of the Closing Date for a minimum of two years covering at least 30% of the amount borrowed on the Closing Date. In August 1998, the Company entered into three interest rate swap agreements, two of which expire in August 2003 (the "2003 Swaps") and one of which expires in August 2001 (the "2001 Swap") (collectively, the "Swaps"). Under the 2003 Swaps and the 2001 Swap, the Company will pay a fixed rate of 5.798% and 5.69%, respectively, per annum on a quarterly basis and be paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the 2003 Swaps are $35 million and $15 million and the notional amount of the 2001 Swap is $25 million. The Swaps are being accounted for as hedges against the variable interest rate component of the Credit Agreement. All or a portion of the swaps will no longer be hedges and therefore will expose the Company to market risk to the extent the borrowings under the Credit Agreement fall below the combined notional amounts of the Swaps or the Credit Agreement is not extended beyond its current term to at least cover the term of the 2003 Swaps. The counterparties to the Swaps are major financial institutions. The Company believes the credit risk associated with nonperformance will not be significant.

7.    STOCK OPTIONS

      In May 1998, the Company's stockholders approved the 1998 Incentive Compensation Plan. During the 1998 period, the Company issued 2,086,500 options with exercise prices ranging from $42.00 to $55.75. In September 1998, the Company also cancelled 2,250,500 options with exercise prices ranging from $34.00 to $55.75 and issued new option grants for 2,250,000 shares with an exercise price of $22.50. Of the 1998 option grants, 90,000 were granted to non-employee members of the Board of Directors, of which 40,000 vest immediately and 50,000 vest over a two-year period. The remaining options granted in 1998 were granted to employees and vest over a period of five years.

8.    EARNINGS PER SHARE

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

      Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the three and nine months ended September 30, 1998 and 1997.


9.    RELATED PARTY TRANSACTIONS

      Sales to, purchases from, and administrative charges incurred with related parties during the three and nine months ended September 30, 1998 and 1997 (in thousands of dollars) were as follows:

                         Nine months ended September 30,    Three months ended September 30,
                         -------------------------------    --------------------------------

                               1998           1997                  1998          1997
                               ----           ----                  ----          ----
Affiliate sales               $18,948       $10,665               $ 4,367       $ 4,337
Affiliate purchases           $ 4,746       $ 3,125               $ 1,380       $   835
Administrative charges        $   719       $   798               $   205       $   267

     Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates.

10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Payments of interest and income taxes for the nine months ended September 30, 1998 and 1997 (in thousands of dollars) were as follows:

                                                        1998               1997
                                                       ------             ------
Interest paid                                          $3,899             $  928
Income taxes paid                                      $9,828             $4,757

     Noncash investing and financing activities for the nine months ended September 30, 1998 and 1997 (in thousands of dollars) were as follows:

                                                                      1998          1997
                                                                    ---------     ---------
Reduction of goodwill from amortization of excess
    tax deductible goodwill                                         $      85     $     113
Write-off of fixed assets no longer utilized against
    restructuring reserve                                           $     446
Notes payable issued in connection with an acquisition                            $     488
Increase in additional paid-in-capital from income tax benefit
    associated with exercise of stock options                                     $   6,125

Acquisitions:
Fair value of assets acquired                                       $ 564,266     $  13,119
Cash paid                                                            (266,798)       (5,699)
Fair value of common stock and warrants issued                       (225,665)         (330)
                                                                    ---------     ---------

Liabilities assumed                                                 $  71,803     $   7,090
                                                                    =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional or the renewal of existing facilities management contracts; the growth of the market for advanced digital imaging services; the ability to enter into acquisitions; the rate and level of capital expenditures; the rate and level of business from significant customers; the ability to obtain additional credit or financing sources; or the ability to attain year 2000 compliance for various systems, equipment, and software.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998, compared with 1997

     Revenues in the first nine months of 1998 were $134.0 million higher than in the comparable period in 1997. This increase resulted from $18.4 million of revenue from additional business generated internally and $115.6 million of revenue from operations acquired subsequent to September 30, 1997. Revenues generated in the traditional prepress business increased during the 1998 period by $92.8 million due to the operations of the prepress business of Devon Group, Inc. ("Devon"), which was merged with a wholly-owned subsidiary of the Company on May 27, 1998, and other operations acquired subsequent to the 1997 period, including the prepress operations of Flying Color Graphics, Inc. ("Flying Color"), and Color Control, Inc. ("Color Control"), which were acquired in January 1998 and June 1998, respectively, and an overall increase in business at various facilities. Revenues during the 1998 period also increased by $37.1 million from the addition of the operations of the publishing business of Devon, $5.2 million from the broadcast media distribution business from operations that have been acquired since the 1997 period and internally generated growth, $1.5 million from revenues generated from facilities management contracts, and $1.4 million from the digital business. These increases were partially offset by the receipt of a nonrefundable payment of $2.0 million from one of the Company's major suppliers during the 1997 period with no corresponding receipt during the 1998 period and a $2.0 million reduction in revenue from a facilities management contract that was renegotiated in connection with a customer bankruptcy in 1997.

     The gross profit percentage in the first nine months of 1998 was 36.8% as compared to 35.6% in the 1997 period. Gross profit increased $50.9 million in the first nine months of 1998 as a result of the additional revenues for the period as discussed above and increased business in higher margin work, including that from recently acquired operations.

    Selling, general, and administrative expenses in the first nine months of 1998 were $38.6 million higher than in the first nine months of 1997, and as a percent of revenue increased to 25.5% in the 1998 period from 22.2% in the 1997 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at recently acquired operations that have not been fully integrated, additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997 to better market its services, and the amortization of goodwill associated with operations acquired since the 1997 period.

     During the second quarter of 1998, the Company commenced a plan to restructure its operations to achieve certain operating efficiencies associated with the growth of its prepress business, primarily resulting from the merger with Devon and the acquisition of Color Control as well as other recent acquisitions. The Company's restructuring plan, which was approved by management with the requisite authority, includes the termination of certain employees and the closing of facilities in Carlstadt, NJ, and Chicago, IL, with the work historically performed at these facilities being integrated into its other metropolitan New York and Midwest facilities, respectively. In addition, the restructuring plan includes the termination of certain employees and the consolidation of facilities by moving work currently performed in certain of its West Coast facilities, with the objective of closing one of its California facilities. The results of operations for the first nine months of 1998 include a charge of $5.3 million, or $0.14 per diluted share, for this restructuring, comprised primarily of severance and benefits for employees to be terminated, facility closure costs, and assets no longer utilized as a result of the restructuring.

      Interest expense for the first nine months of 1998 was $3.7 million higher than during the 1997 period due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition. Three interest rate swap agreements entered into by the Company during the 1998 period resulted in an immaterial amount of additional interest expense in such period.

      Interest income for the first nine months of 1998 was $1.5 million higher than in the 1997 period due to the investment of proceeds from an offering of the Company's common stock in September 1997.

      The effective rate of the provision for income taxes in the 1998 period was higher than the statutory rate due primarily to the permanent item related to the nondeductible goodwill associated with the Devon merger and the Color Control acquisition.

      Revenues from business transacted with affiliates for the nine months ended September 30, 1998 and 1997, totaled $18.9 million and $10.7 million, respectively, representing 7.1% and 8.1%, respectively, of the Company's revenues.

Three months ended September 30, 1998, compared with 1997

      Revenues in the third quarter of 1998 were $74.5 million higher than in the comparable period in 1997. This increase resulted principally from revenue from operations acquired subsequent to the third quarter of 1997. Revenues generated in the traditional prepress business increased $48.9 million resulting from the operations of the prepress business of Devon in addition to other operations acquired subsequent to the 1997 period, including the prepress operations of Flying Color and Color Control. Revenues during the 1998 period also increased by $28.0 million from the operations of the publishing business of Devon and $1.5 million from the broadcast media distribution business primarily from operations that have been acquired since the 1997 period. These increases were partially offset by a $2.5 million reduction in revenue from the digital business and a $1.4 million reduction in revenue from facilities management contracts primarily resulting from a contract that was renegotiated in connection with a customer bankruptcy in 1997.

      The gross profit percentage in the third quarter of 1998 was 36.7% as compared to 37.0% in the 1997 period. Gross profit increased $27.2 million in the third quarter of 1998 as a result of the additional revenues for the period as discussed above.

      Selling, general, and administrative expenses in the third quarter of 1998 were $24.1 million higher than in the third quarter of 1997, and as a percent of revenue increased to 28.2% in the 1998 period from 21.9% in the 1997 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at recently acquired operations that have not been fully integrated, additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997 to better market its services, and the amortization of goodwill associated with operations acquired since the 1997 period.

      Interest expense for the third quarter of 1998 was $3.0 million higher than during the 1997 period due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition. Three interest rate swap agreements entered into by the Company during the 1998 period resulted in an immaterial amount of additional interest expense in such period.

      The effective rate of the provision for income taxes in the 1998 period was higher than the statutory rate due primarily to the permanent item related to the nondeductible goodwill associated with the Devon merger and the Color Control acquisition.

      Revenues from business transacted with affiliates for the three months ended September 30, 1998 and 1997, totaled $4.4 million and $4.3 million, respectively, representing 3.5% and 8.6%, respectively, of the Company's revenues.


FINANCIAL CONDITION

      In May 1998, the Company entered into a Credit Agreement (the "Credit Agreement") to be used to finance the Devon merger, to provide working capital for the Company, and to finance certain future acquisitions. In July 1998, the Company increased the borrowing capacity under the Credit Agreement to $300 million, comprised of a $195 million revolving line of credit (the "Revolver") and a $105 million acquisition line of credit (the "Acquisition Line"). The Acquisition Line and the Revolver have terms that extend through March 2003 and May 2003, respectively.

      In August 1998, the Company entered into three interest rate swap agreements, two of which expire in August 2003 (the "2003 Swaps") and one of which expires in August 2001 (the "2001 Swap"). Under the 2003 Swaps and the 2001 Swap, the Company will pay a fixed rate of 5.798% and 5.69%, respectively, per annum on a quarterly basis and be paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the 2003 Swaps are $35 million and $15 million, and the notional amount of the 2001 Swap is $25 million.

      During the first nine months of 1998, the Company borrowed a total of $199.4 million under the Credit Agreement. To finance the Devon merger, the Company borrowed approximately $135.0 million, paid approximately $86.4 million in cash from working capital, including amounts acquired from Devon, and issued 4,427,290 shares of the Company's common stock valued at approximately $221.4 million. To finance the acquisition of Color Control in June 1998, the Company borrowed approximately $35.0 million. In addition, to finance the acquisition of the operations of Flying Color in January 1998, the Company paid approximately $18.4 million in cash from working capital and issued 68,103 shares of the Company's common stock valued at approximately $3.3 million.

      During the nine months ended September 30, 1998, the Company entered into five sale and leaseback arrangements that generated proceeds of $5.2 million and are accounted for as either operating or capital leases. Such arrangements resulted in immaterial gains, which have been deferred and are being recognized as a credit against either future amortization of the leased assets or rental expense.

      Cash flows from operating activities during the first nine months of 1998 decreased by $15.6 million as compared to the comparable period in 1997 due primarily to increased accounts receivable balances and inventory levels as well as decreased accrued expense balances from the timing of vendor payments. In addition to the amounts expended for the acquisitions described above, during the first nine months of 1998 the Company invested $24.6 million in new equipment and repaid $16.1 million of debt and capital lease obligations, including obligations assumed in acquisitions, with the cash generated from operations, the proceeds from sale and leaseback arrangements, and the use of investments in marketable securities.

      The Company expects to spend approximately $15.0 million over the course of the next twelve months for capital improvements, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

      Marketable securities as of September 30, 1998, decreased $90.2 million from December 31, 1997, due to the use of funds for acquisitions, primarily the Devon merger and the acquisition of Flying Color. Long-term debt increased $201.1 million due primarily to borrowings to finance acquisitions, principally the Devon merger and the acquisition of Color Control. In addition, all other major asset and liability categories increased significantly due to acquisitions during the 1998 period.

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

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its three interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company is unable to quantify the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations.

      The Company believes that the cash flow from operations, borrowings under the Credit Agreement, and its potential ability to obtain funding from other financing sources will be sufficient to fund its cash needs for the foreseeable future.

YEAR 2000 COMPLIANCE

      Many computer systems and applications use a two-digit field to designate a year rather than a four-digit field. This can result in these systems and applications recognizing the use of "00" as either the year 1900 or some other year as opposed to the year 2000 ("Y2K"). Such failure to recognize the correct year could result in system failures and miscalculations that could adversely impact the ability of a company to do business (the "Y2K Issue").

      The Company has commenced a review of the Y2K Issue and has separated its review into five categories. These categories are (i) internally developed software and information technology ("IT") systems for sale or internal use,
(ii) IT systems and software associated with the Company's prepress and other manufacturing processes, (iii) financial and other administrative IT systems,
(iv) non-IT systems, and (v) customer and vendor IT systems.

      Internally Developed Software and IT Systems: The Company's Digital Link software is used in its prepress manufacturing process and also provides a source of revenue for the Company through the sale of software licenses and systems that incorporate the Digital Link software. The Company has performed a preliminary review and testing of the Digital Link software with respect to Y2K compliance. The Company believes that all of the internally-developed components of Digital Link are Y2K compliant. The operating system on which Digital Link runs is Y2K compliant. The database that Digital Link utilizes is not currently Y2K compliant, however, the vendor has indicated that it plans to make the necessary modifications to make the database Y2K compliant. In the event this vendor is unable to achieve Y2K compliance, the Company's contingency plan is to migrate to a new Y2K-compliant database and provide the necessary upgrades to its existing customers. The Company intends to perform additional intensive testing of the Digital Link software and to complete its review of such software by the end of the first quarter of 1999. In the event any Y2K Issue is discovered during the testing period, the Company believes that any such issue can be resolved by replacing the non-compliant components with Y2K-compliant components or through programming modifications. The Company has not reviewed whether the equipment on which Digital Link runs at customer locations or other customer systems with which Digital Link operates is Y2K compliant. Failure of the Company's customers to achieve Y2K compliance on such equipment and systems could result in the loss of future revenue to the Company.

      Manufacturing Processes: The Company is in the process of reviewing its historic prepress manufacturing processes and the equipment and software used in such processes. The Company's prepress manufacturing process is heavily dependent on Macintosh systems, which are Y2K compliant. The Company has either received certificates from certain of its vendors regarding Y2K compliance or is relying on certificates posted to websites by vendors indicating the state of Y2K readiness of such vendors. All vendors reviewed to date have indicated that they are either Y2K compliant or have commenced action necessary to become Y2K compliant. The Company has also been installing Y2K compliant equipment and software as older, non-compliant items are retired. The Company is in the process of reviewing the Y2K compliance of the prepress manufacturing processes at operations acquired since the middle of 1997. Based on reviews performed at these operations prior to acquisition, as well as the fact that the acquired operations use equipment and systems common with the Company's historic operations, the Company has no reason to believe that such manufacturing processes are not Y2K compliant. The Company is in the process of confirming that the reviews performed at these acquired operations meet the same standard the Company established for its historic operations and intends to complete its review by the end of the first quarter of 1999. The Company has no reason to believe that its reviews will reveal any significant Y2K Issues. Furthermore, the Company believes, based on its review to date, that any non-compliant equipment or systems can be replaced with those that are Y2K compliant.

      The Company is not responsible for the printing of customers' material, except for certain limited print work done in its Los Angeles facility and other print work subcontracted to an affiliate. However, the Company makes use of direct-to-plate delivery to certain printers selected by the customer. The Company's ability to continue to use direct-to-plate delivery may be contingent on the printer's equipment being Y2K compliant. The Company is currently reviewing the Y2K compliance status of such printers. Certain of these printers use equipment supplied by the Company that is Y2K compliant. In the event that a printer's equipment is not Y2K compliant and is unable to accept direct-to-plate delivery, the Company could deliver film to such printer. However, irrespective of how the Company delivers its product to the printer, the ability of the printer to deliver the finished product to the customer is contingent on the printer's manufacturing process not being adversely impacted by the Y2K Issue. The Company's business could be adversely impacted if printers' manufacturing processes are not Y2K compliant, and therefore unable to produce finished product, or if customers, as a result, order fewer prepress services or delay orders until an alternative printer whose manufacturing process is Y2K compliant is located.

      The Company has commenced a review of the publishing manufacturing process acquired in the Devon merger. Based on the review of such process performed prior to acquisition, the Company believes that the primary systems are Y2K compliant. The Company is in the process of identifying any systems that are non-compliant and has initiated an effort to make the necessary programming changes during 1999.

      The Company has not yet reviewed Y2K Issues involving the broadcast media distribution manufacturing process. The Company plans to commence such a review during the first quarter of 1999. The Company does not anticipate any Y2K Issues associated with this manufacturing process because such process is neither date nor time dependent. There can be no assurance, however, that the review to be performed by the Company will not uncover non-Y2K compliant equipment and systems. Failure to attain Y2K compliance on such non-compliant equipment and systems, if any, may have an adverse effect on the Company's results of operations in the broadcast media distribution business.

      Financial and Other Administrative IT Systems: The Company is currently replacing the various modules that comprise its financial and administrative systems that are not Y2K compliant. The Company implemented new Y2K-compliant versions of both its general ledger and accounts payable systems during the third quarter of 1998 at all of its operations, except at those operations acquired as part of the acquisition of Color Control and the merger with Devon. The Company plans to implement the remaining modules by the end of the second quarter of 1999. The Company does not anticipate any delays in the implementation of these financial and administrative systems. The Company plans to complete the implementation of the various financial and administrative modules at Color Control and the prepress operations at Devon by the end of the third quarter of 1999. The Company is also replacing the financial and administrative systems used in the publishing business with different Y2K-compliant systems than those being installed at all other operations. The Company expects such systems to be implemented by the end of the second quarter of 1999.

      The Company also plans to replace its job costing and billing systems at those locations that have non-Y2K compliant systems. The Company is currently in the process of selecting a vendor to use for its job costing system. Certain operations currently use job costing systems that are Y2K compliant. Failure to implement a new system at those locations using a non-Y2K compliant system may adversely impact the Company's ability to properly bill a customer for the actual work performed on specific jobs and to properly manage costs at these locations. In the event the Company cannot implement a Y2K-compliant job costing system at these locations, the Company plans to rely on processes that are not electronically integrated to provide the necessary information. Although certain operations currently have Y2K-compliant billing systems, the Company is planning on implementing an enterprise-wide billing solution as part of the implementation of a Y2K-compliant job costing system. In the event the Company is unable to implement such billing system, the Company plans to implement the Y2K-compliant billing module it purchased as part of the above referenced financial and administrative systems so that the Company does not experience a break or delay in its ability to invoice customers.

      Non-IT Systems: The Company has not reviewed its non-IT systems, which would involve an assessment of the myriad of day-to-day functions that may be controlled or enhanced by some type of microprocessor. There can be no assurance that there will not be a disruption in the Company's ability to do business because of a Y2K problem encountered with one of these systems.

      Customer and Vendor IT Systems: The Company has not reviewed customer and vendor systems or solicited responses from such customers and vendors other than that in connection with the Company's review of its prepress manufacturing processes. Non-Y2K compliant customer systems may inhibit the ability of customers to process and pay the Company's invoices or to continue to provide business to the Company. Non-Y2K compliant vendor systems may inhibit the ability of vendors to provide the goods and services necessary for the Company to continue to perform its business. Although the Company would seek to receive such goods and services from those vendors who can provide them without interruption caused by Y2K Issues, there can be no assurance that the Company will be able to locate vendors that can provide the goods and services in a timely manner and at a similar cost.

      The Company will fund the costs of attaining Y2K compliance through working capital or borrowings under the Credit Agreement. The Company is unable at this time to estimate the costs of attaining Y2K compliance or the potential impact of Y2K Issues on its future results of operations. The Company has not deferred and does not intend to defer any systems related projects due to the work necessary to achieve Y2K compliance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities

      In January 1998, the Registrant acquired certain assets of Flying Color Graphics, Inc. ("Flying Color"), a prepress company. In September 1998, the Registrant merged Agile Enterprise, Inc. ("Agile"), a software development company, into a wholly-owned subsidiary. As part of the consideration for these transactions, the Company issued 68,103 and 45,351 shares of its common stock to the former owners of Flying Color and Agile, respectively. The sale and issuance of such securities by the Registrant were effected in reliance upon the exemption from registration provided by
      Section 4(2) of the Securities Act.

Item 5. Other Information

      Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934 (the "Exchange Act"), stockholders of the Company are hereby notified that any stockholder proposal not included in the proxy materials disseminated by the management of the Company for the 1999 annual meeting in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received after March 16, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in such proxy materials for the Company's annual meeting unless (a) the Company receives notice of such proposal by the date set forth above, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

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

                  3.1(b) Certificate of Amendment of First Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1(b) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1998).

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

                  10.6(f) Employment Agreement, effective as of July 21, 1998, between the Company and Jonathan C. Swindle.

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

                  10.8(b) First Amendment to the Applied Graphics Technologies, Inc., 1998 Incentive Compensation Plan. (Incorporated by reference to Exhibit No. 10.8(b) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1998).

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

                  10.9(b) Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank, N.A., First Union National Bank, and BankBoston, N.A. (Incorporated by reference to Exhibit No. 10.9(b) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1998).

                  10.9(c) Amendment No. 2, dated as of September 15, 1998, to the Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank, N.A., First Union National Bank, and Bank Boston, N.A.

                  27            Financial Data Schedule (EDGAR filing only).



* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

(b) The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1998:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APPLIED GRAPHICS TECHNOLOGIES, INC.
                                               (Registrant)


                                    By: /s/ Martin D. Krall

Date: November 16, 1998             ____________________________________________
                                    Martin D. Krall
                                    Executive Vice President,
                                    Chief Legal Officer, and Secretary
                                    (Duly authorized officer)




                                    /s/ Louis Salamone, Jr.

Date: November 16, 1998             ____________________________________________
                                    Louis Salamone, Jr.
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------



                  10.6(f) Employment Agreement, effective as of July 21, 1998, between the Company and Jonathan C. Swindle.


                  10.9(c) Amendment No. 2, dated as of September 15, 1998, to the Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank, N.A., First Union National Bank, and Bank Boston, N.A.

                  27            Financial Data Schedule