Form 10-K
period 1998-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1999-03-31
CIK 1006030

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-28208
                            ------------------------

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-3864004
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     450 WEST 33RD STREET, NEW YORK, NY                            10001
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  212-716-6600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE                  NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's voting stock held by non-affiliates as of March 15, 1999, was $137,101,955.

     The number of shares of the registrant's Common Stock outstanding as of March 15, 1999, was 22,394,772 shares.

     The following documents are hereby incorporated by reference into this Form 10-K:

     (1) Portions of the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
       PART I
 1.    BUSINESS....................................................    1
 2.    PROPERTIES..................................................    8
 3.    LEGAL PROCEEDINGS...........................................    8
 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8
       EXECUTIVE OFFICERS OF THE COMPANY...........................    9
       PART II
 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED          11
       STOCKHOLDER MATTERS.........................................
 6.    SELECTED FINANCIAL DATA.....................................   11
 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    12
       AND RESULTS OF OPERATIONS...................................
7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET          18
       RISK........................................................
 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   19
 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    47
       AND FINANCIAL DISCLOSURE....................................
       PART III
10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   48
11.    EXECUTIVE COMPENSATION......................................   48
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            48
       MANAGEMENT..................................................
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   48
       PART IV
14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM   49
       8-K.........................................................
       SIGNATURES..................................................   54

                                     PART I

     Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the trend toward electronic distribution of content; the efficiency of competitors or customers of the Company; the trend toward outsourcing ancillary functions; the securing of additional, or the renewal of existing, facilities management contracts; the expansion of on-line distribution services; the growth of the market for digital services; generating additional business from on-site customers; market acceptance of the Company's digital photography product line; the amount of broadcast media distribution services business received under the agreement with Western; the timing of completion and the success of the Revised Plan and the Fourth Quarter Plan; the rate and level of capital expenditures; the ability to cross-sell the Company's services; the adequacy of the Credit Agreement and cash flows to fund cash needs; and the ability to obtain Y2K compliance for various systems, equipment, and software.

ITEM 1.  BUSINESS.

GENERAL

     Applied Graphics Technologies, Inc. (the "Company") is primarily an independent provider of digital media asset management services and also a publisher of greeting cards, calendars, art prints, and other wall decor items. As part of its digital media asset management services, the Company offers content management services at its own facilities and on-site at customer locations pursuant to facilities management contracts, broadcast media distribution services, and an array of digital services. The Company provides its various digital media asset management services to magazine publishers, advertising agencies, entertainment companies, automobile and other consumer product manufacturers, and retailers. The scope of the Company's content management services and the range of customers that can make use of these services have expanded with the emergence of electronic distribution channels and the ability to create digital archives. The Company sells its publishing products primarily to mass-market merchants, card shops, bookstores, art galleries, designers, and framers.

     In May 1998, the Company, through a wholly-owned subsidiary, merged with Devon Group, Inc. ("Devon"), a digital prepress and publishing company. As part of this merger, the Company acquired the operations of the Black Dot Group ("Black Dot"), which significantly expanded the range of the Company's services as well as its customer base. Also as part of the Devon merger, the Company acquired Portal Publications, Ltd. and subsidiaries ("Portal"), through which the Company entered the publishing business.

     The Company was incorporated in Delaware on December 12, 1995. On April 16, 1996, simultaneous with the consummation of the initial public offering of its common stock, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. ("Applied Printing").

SEGMENT INFORMATION

     See Note 23 to the Company's Consolidated Financial Statements for financial information about industry segments.

SERVICES

     The Company's digital media asset management business is comprised of content management services, digital services, and broadcast media distribution services.

     Content Management Services. The Company's content management services cover a broad spectrum of services from creation through distribution. As part of its content management services, the Company offers advertising production services, prepress services, digital imaging and storage services, electronic transmission services, and print services. As a result of the Devon merger, the Company has significantly increased the content management services provided to retailers and expanded its customer base of book publishers. In addition, the Company has significantly increased the creative and photography services provided to its customers.

     The Company provides a full range of advertising production services for certain of its customers, primarily retailers. Such services include strategic planning, creative design, copywriting, and photography.

     The Company offers a full range of prepress services to customers regardless of whether the advertising production services are performed by the Company, an advertising agency, or internally by the customer. Prepress services are necessary to combine text with black and white and full-color picture and graphic content into page format for publication in print and distribution on the World Wide Web, e-mail, proprietary on-line services, and CD-ROM. The prepress services provided by the Company involve scanning the customer's content into digital format. Scanning separates color content into component colors and converts them into colors used in the printing process -- cyan, magenta, yellow, and black. Once the image is separated, two file formats of the image are produced -- high resolution for final output and low resolution for customer design and/or layout. The low resolution file is sent to the customer on-line or on a computer disk, and the customer can position the low resolution file into its page on its own desktop system and size and crop the image as desired. Simultaneously, Company personnel compare the "separated" image on the high resolution file to the original picture and use specialized computer software to refine the colors and to make enhancements to the image as the customer requests. Throughout this process, the Company works closely with the creative and artistic directors of the customer. Often, multiple iterations of the image are exchanged by the Company and the customer before the final, high resolution image is set in the page. The Company personnel then replace the low resolution image and perform certain technical processes (such as masking and trapping) to enhance the quality of the final product. The page is then output to four separate color files (film or transmission) that when processed will generate four pieces of film used to create four printing plates per page. The image is generated in print by the cumulative effect of the plates. Similarly, content to be distributed on-line is output to three colors (red, green, and blue) that is converted from the final high resolution file. At certain facilities providing prepress services, the Company uses Digital Link, which performs several prepress functions efficiently. See "-- Technology."

     The Company also provides digital advertising storage management and electronic transmission services to magazine publishers, advertising agencies, and printers nationwide using Digital Link. The Company also provides electronic design, digital advertising composition, and transmission of display advertising to newspapers. In addition, the Company provides printing services as an ancillary service to certain customers, primarily those in the entertainment industry. For these customers, the Company prints movie posters, CD covers, video covers, and promotional materials.

     For certain customers, the Company performs services at the customer's location rather than at one of the Company's facilities. In addition, the Company may perform services at a primary customer's location for other customers as capacity allows. Contracts with customers for this on-site work are often for three years or more and for a base amount of services. The Company believes its on-site presence generates additional business from its customers. If the primary customer's work flow is high, or if there is an equipment failure at that location, the Company augments on-site staff and equipment by working on the primary customer's projects at the Company's other facilities. The Company's on-site services vary according to the customer's needs. For some publications, the Company is responsible for operating, maintaining, and staffing the on-site prepress equipment and for performing all prepress services for editorial content. Performing work on-site permits the Company to better understand its customers' preferences and workflow demands. On-site work also reduces the time needed to approve or discuss revisions with the customer and to deliver the final product to the customer. These advantages enable the Company to be more responsive and to increase the level and type of service it provides.

     Digital Services. The Company commenced work on Digital Link in 1995 as a project for the New York Daily News to assist the newspaper with its demanding prepress and related image storage and retrieval functions. Using integrated equipment and proprietary software, Digital Link offers a cost-effective, easy-to-use method to store, manipulate, repurpose, and distribute digital images. The open architecture of Digital Link enables the Company to tailor the system to each customer's digital imaging needs. The Company uses Digital Link to provide advanced digital imaging services, such as archiving and online distribution, to new groups of customers and to its existing content management customers. These customers are increasingly looking to distribute their content digitally through traditional media channels and to exploit new distribution methods, such as the World Wide Web, e-mail, proprietary on-line services, and CD-ROM, all of which use digitized content.

     The Company uses Digital Link to create digital archives of photographic prints, slides, film, and other images. Archiving images provides the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted, and re-edited. Because the archived images are in digital form, they may be reused without having to be rescanned, thereby saving time and money, and are in a format suitable for print or on-line distribution. The Company's archiving services are tailored to each customer by evaluating the content and the customer's needs and provided to the customer as an open system archive. Once the images are digitized, the Company customizes a database that allows the customer to quickly access images using keywords, text searches, or bar-codes. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are generally provided under long term contracts and are usually priced on a per-image basis according to the Company's evaluation of the customer's images and the scope of services to be provided.

     In September 1998, the Company merged with Agile Enterprise, Inc. ("Agile"), a software development company. Through Agile, the Company provides software for magazine and newspaper publishing editorial systems.

     The Company has developed digital photography systems, including a digital portrait system and a portable digital events system. These systems integrate a suite of proprietary Digital Link software applications with specialized hardware and are based on an open architecture that supports the leading digital cameras and printers. The Company's digital events photography business provides complete digital event photography services at various locations, including sporting events, stadiums, and resorts.

     Broadcast Media Distribution Services. In its broadcast media distribution business, the Company receives a master copy of a commercial on video or audiotape, duplicates the tape, and ships the copies via air freight to radio and television stations for rebroadcast. As part of the acquisition of SpotLink, Inc. ("SpotLink") in December 1996 from Western International Media Corporation ("Western"), the Company entered into a multi-year contract under which Western is obligated to direct all of its broadcast media distribution business to the Company.

PRODUCTS

     Publishing. Through Portal, the Company publishes greeting cards, posters, art prints, calendars, original artwork, and other wall decor items. The product lines range from moderately priced items intended for a broad customer base to higher quality items consisting of fine art reproductions, limited edition prints, and upscale posters intended for a narrower and more selective customer base. The Company obtains the images for its publishing products by purchasing the rights to publish photographs and artwork that are either in an artist's stock or are commissioned specifically for the Company's use. Images are also obtained from the public domain primarily through photo libraries. The Company's publishing products are printed by outside vendors that are selected based upon quality, ability to deliver, and price. The products are delivered directly to the Company's warehouses, from where shipments are made directly to customers. The Company's publishing customers are primarily mass-market merchants, card shops, bookstores, art galleries, institutional customers, and framers.

TECHNOLOGY

     Digital Link. Digital Link is a suite of proprietary software applications that integrates a wide variety of digital imaging hardware. Operating over large area networks, including the World Wide Web, this networked set of applications is used to capture, edit, store, archive, retrieve, and distribute large numbers of digital assets. Its features include zooming, enlarging, side-by-side comparison, sorting, categorizing, and text annotations, as well as a variety of image optimization tools including cropping and retouching. Images that are archived using the system may be easily retrieved through text and key word searches, manipulated by computer, and distributed through both conventional print as well as electronic distribution channels that require digitized content. To date, this system has been used predominantly to process graphic images, although it also is capable of capturing, storing, and retrieving audio and video files.

     Digital Link uses software to integrate a variety of different image capture devices such as digital cameras, drum and flatbed scanners, wire services, and other suitable high capacity storage devices. Optional software from the Company's suite of applications may be added to suit each customer's image management needs. For example, a customer may add a Photo CD Gateway, which interfaces with a scanner to capture images. A customer may also select the Digital Link Photo Editor that categorizes, reviews, and selects images stored in the Digital Link system. Digital Link includes customized software that permits the system to interface with virtually any equipment the customer may already have, such as a proprietary or "closed" prepress system or existing desktop systems.

     Digital Link can also enhance the delivery of prepress services. For example, the system enables a user to quickly and easily retrieve an image, and then enlarge, reposition, and retouch the image as if using stand-alone prepress computer equipment.

     Communications Networks. Many of the Company's facilities are connected by a data network system that enables the Company to allocate prepress work among its facilities for timely completion. The Company has also established communications links among its facilities and certain customer sites at which the Company is providing services. Additionally, the Company uses a satellite system to deliver final prepress work in digital form to printing plants of unaffiliated printing companies. The Company leases transmission time on three frequencies on a year-round basis and has installed satellite transmitting equipment at its facilities and receiving equipment at the printing sites. This system was established originally to assist magazine publishers in meeting their demanding production cycles but has been expanded to include transmissions for other publications. The connection to multiple printing sites allows these publications to be printed at several locations in order to meet distribution schedules. The Company personnel working at the printing plants on this network produce the film required to create printing plates and receive digital data used to drive computer to plate equipment. In addition, the Company personnel coordinate and calibrate the receiving equipment in an effort to ensure consistency in the final product among the various printing sites.

CUSTOMERS

     The Company's digital media asset management customer base encompasses a wide variety of enterprises and organizations, including retailers, publishers, advertising agencies, entertainment companies, automobile and other consumer product manufacturers, and other businesses. In 1998, the Company's largest customer was Sears, which provided approximately $40,950,000 of revenue, representing approximately 10.4% of the Company's consolidated revenues. All of the revenue from Sears was for content management services and represented approximately 13.5% of the content management services revenues of the Company in 1998. The Company's next two largest customers accounted for approximately an additional 11.2% of total revenues. The loss of business from any of these three top customers could have a material adverse effect on the Company. The Company's twenty five largest nonaffiliated customers accounted for approximately 46.3% of the Company's revenues in 1998. Revenues from many of the Company's large customers, however, are an aggregation of revenues for services provided by the Company to different groups or publications within a customer, which limits the Company's exposure to the loss of larger customers. As is customary in this industry, in most cases there is no contractual arrangement that would prevent customers from selecting a competitor of the Company to perform some or all of their content management work. In 1998, approximately

6.0% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mr. Mortimer B. Zuckerman, the Chairman of the Board of Directors of the Company, and Mr. Fred Drasner, Chairman, Chief Executive Officer, Chief Operating Officer, and a director of the Company.

SALES AND MARKETING

     To date, the Company has relied primarily on its senior officers, general managers and regional sales organizations to market its content management services. Because they have conducted business together over several years, personnel at each facility have established strong working relationships with particular customer industries that are prevalent around its location. For instance, personnel at the Los Angeles facilities have strong relationships with the entertainment industry, at the Detroit facility with the automotive industry, at the New York facilities with the publishing industry, and at other locations with major retailers. These relationships also extend to advertising agencies that perform work for these customers.

     The Company's sales force focuses on on-site and outsourcing arrangements for customers currently performing all or a portion of their content management work in-house. In 1997, the Company created a national sales team to focus on such customers and to sell the full array of the Company's services. Because a decision to outsource is made at a level higher than prepress vendor selection decisions, the Company believes that a separate sales force is more conducive to obtaining such business.

     The Company also expanded its sales force to market digital services to existing content management customers and to new groups of customers. Prior to the latter half of 1996, such services had been marketed only by several senior officers of the Company. The Company also expanded the sales force for its broadcast media distribution services. The Company believes its long-term agreement with Western, under which Western directs its "dub & ship" business to the Company, creates a significant sales opportunity.

     The Company sells its publishing products through an internal sales force and independent representatives as well as through contacts and efforts of senior executives. Sales of mass-market publishing products are managed through in-store service programs that enhance the ability of a product to be carried by customers for many years.

VENDOR ARRANGEMENTS

     The Company is a major purchaser of certain types of products. Because of the dollar amount of the products it purchases, the Company has been in a position to enter into arrangements with vendors pursuant to which the vendors pay rebates to the Company based upon a specified dollar volume of products purchased by the Company over a given time period.

COMPETITION

     Content Management Services: Content management services, especially prepress services, are performed primarily by three types of businesses: (i) independent providers that typically do not also offer commercial printing services as a principal part of their overall business, (ii) commercial printers that provide prepress and other image management services as an adjunct to their printing businesses, and (iii) customers that perform certain services themselves using available desktop publishing technologies. The industry currently is extremely fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on the basis of price by bundling the cost of prepress and other content management services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization, and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent providers.

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

     In the publication area, the Company competes with numerous regional prepress companies, such as Spectragraphics in the New York area, TSI Graphics in St. Louis, and NEC in Tennessee. The Company competes nationally for publication business with American Color. Additionally, the Company competes with large commercial printers, such as R. R. Donnelley & Sons, Co., World Color Press, Inc., and Quad/ Graphics, Inc. These commercial printers typically offer major price incentives through multi-year contracts for publications to do both their printing and prepress work at that printer's facilities. The Company's primary national competitor for advertising agency business is Seven Worldwide, Inc., headquartered in Chicago, and a number of smaller regional prepress companies. The Company competes with many vendors in providing advanced digital imaging services, including Seven Worldwide, Inc., R. R. Donnelley & Sons, Co., and Schawk, Inc.

     Digital Services: In the area of digital imaging and archiving, the Company competes with a small number of software-development companies marketing products to manage image databases. The Company believes, however, that the breadth of service (i.e., associated scanning and output options) provided by the Company through Digital Link surpasses that of these other products. For example, Cascade and SRA are competing database software products; however, in both cases, the Company has secured ancillary business (e.g., scanning services and archiving) with enterprises using these competing products. T-l is a production and archiving alternative developed specifically for the newspaper market, and is in direct competition with the Company's Digital Link system for customers in the newspaper-publishing industry. The Company believes that its fully-integrated system offers greater flexibility than its competitors' systems, which are primarily stand-alone databases.

     In the area of retail photography and events imaging, competition to the Company's offerings is mainly in the form of small software shops offering digital solutions, such as EPS, Castleworks, and ANSI. The Company believes that its ability to effectively market its products and support its installations surpasses the ability of its competitors. Various larger companies, such as Polaroid and Kodak, compete with the Company as equipment vendors and offer more fully equipped systems that utilize their own hardware components, unlike the Company's offerings for retail photography and events imaging, which are modular and capable of integrating equipment (e.g., digital cameras and dye-sublimation printers) from virtually any leading manufacturer.

     Broadcast Media Distribution Services: In the broadcast media distribution business, the Company competes with many local and/or regional suppliers as well as national suppliers, such as Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Digital Generation Systems, Inc., and VDI Media. These services are typically provided on a per-job basis. The Company generally has no contractual arrangements that would prevent a customer from changing providers. The Company believes competition is based on quality of duplication, speed, and reliability of distribution as well as price.

     Publishing: In the publishing business, the Company primarily competes with major greeting card companies such as Hallmark Cards, Inc., and Gibson Greetings, Inc. The Company also competes with local and regional producers of posters and art prints. The Company believes competition is based on reliability of service, timeliness of delivery, and the ability to select images with mass-market appeal.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 3,818 full-time employees, approximately 1,540 of whom are salaried employees and approximately 2,278 of whom are hourly employees. Approximately 331 of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.

INTELLECTUAL PROPERTY

     The Company has a copyright in the software comprising Digital Link(R). Copyrights do not preclude competitors from developing comparable software. The Company does not currently have any patents. The Company owns the registered trademarks "Applied Graphics Technologies," "Digital Link," "AGT," and other marks used in its business.

GEOGRAPHIC INFORMATION

     See Note 23 to the Company's Consolidated Financial Statements for financial information about geographic regions. Operating income from foreign operations was approximately $207,000 for the year ended December 31, 1998.

RECENT DEVELOPMENTS

     On March 25, 1999, the Company tendered an offer to purchase all of the outstanding ordinary shares of Wace Group Plc ("Wace") for 90 pence per share for total cash consideration of approximately L71,400,000, or approximately $117,800,000. The Company has also announced that after consummation of the transaction, it intends to make an offer to acquire Wace's 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") redeemable in 2005. The Company currently intends to issue subordinated notes in exchange for the Preference Shares. Such current intention may change depending upon financial market conditions and other factors. As of December 31, 1998, Preference Shares with an aggregate par value of approximately L39,167,000, or $64,626,000, were outstanding. Wace, which is headquartered in the United Kingdom, operates an international network of digital imaging businesses and is a provider of prepress, color management, interactive media, and print procurement services. As of and for the year ended December 31, 1998, Wace had total assets, revenues, and a loss before taxes of L82,651,000, L183,973,000, and L41,698,000, respectively. To finance the offer, the Company has entered into an amended and restated credit agreement with its lending institution that will replace the Company's existing credit facilities and increase the Company's borrowing capacity to $350,000,000 only upon consummation of the transaction. An entity that had made offers for Wace has stated that it will not make any additional offers. Other entities may make competing offers.

ITEM 2.  PROPERTIES

     The Company rents its corporate headquarters in New York City under a lease that expires in 2011 and operates its principal facilities at the locations indicated below.

New York City                            Northern New Jersey                  Dallas, Texas
  (4 content management facilities;        (4 content management                (1 content management
  1 broadcast facility)                    facilities)                          facility)
Atlanta, Georgia                         Central Illinois                     Omaha, Nebraska
  (1 content management facility)          (2 content management                (1 content management
                                           facilities)                          facility)
Boulder, Colorado                        Rochester, New York                  Washington, DC
  (1 digital facility)                     (1 digital facility)                 (1 content management
                                                                                facility)
Chicago, Illinois                        Seattle, Washington                  Indianapolis, Indiana
metropolitan area                          (1 content management facility;      (1 content management
  (7 content management facilities)        1 publishing facility)               facility)
Detroit, Michigan                        San Diego, California                Orlando, Florida
  (3 content management facilities;        (1 content management facility)      (1 content management
  1 broadcast facility)                                                         facility)
Los Angeles, California                  San Francisco, California            Nashua, New Hampshire
metropolitan area                          metropolitan area                    (1 digital facility)
  (3 content management facilities;        (1 content management facility;
  1 digital facility)                      2 publishing facilities)

     The Company also provides on-site services at certain other customer locations where services are performed for a single customer. In addition, the Company maintains publishing facilities in Canada, England, and Australia. Except for one of the San Francisco publishing facilities and the Omaha, Orlando, Seattle, one of the Los Angeles, two of the Central Illinois, and three of the Chicago content management facilities, which are owned by the Company, the above listed facilities are operated under leases that expire in 1999 through 2009. The Company believes that its facilities are adequate to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

NAME                                        AGE                     POSITION
----                                        ---                     --------
Fred Drasner..............................  56     Chairman, Chief Executive Officer, Chief
                                                   Operating Officer, and Director
Marne Obernauer, Jr.......................  55     Vice Chairman and Director
Diane Romano..............................  48     President
Scott A. Brownstein.......................  50     Executive Vice President and Chief
                                                   Technology Officer
Martin D. Krall...........................  58     Executive Vice President, Chief Legal
                                                   Officer, Secretary, and Director
Louis Salamone, Jr........................  52     Senior Vice President and Chief Financial
                                                   Officer
Georgia L. McCabe.........................  44     Senior Vice President
David Aderhold............................  41     Senior Vice President, Operations
Jonathan C. Swindle.......................  58     Senior Vice President, Administration

     Fred Drasner, Chairman, Chief Executive Officer, Chief Operating Officer, and a director of the Company, has been the Chief Executive Officer of Daily News, L.P. and Co-Publisher of the New York Daily News since 1993, Co-Chairman of U.S. News & World Report, L.P., since 1998, the Chief Executive Officer of U.S. News & World Report, L.P., from 1985 to 1998, President of U.S. News & World Report, L.P., from 1985 to February 1997, the Chairman and Chief Executive Officer of Applied Printing since 1986, Co-Chairman of The Atlantic Monthly Company since 1998, and the Vice-Chairman and Chief Executive Officer of The Atlantic Monthly Company from 1986 to 1998. Mr. Drasner also was senior counsel to Shaw, Pittman, Potts & Trowbridge until his resignation in April 1996. Mr. Drasner also serves as a director of Snyder Communications, Inc.

     Marne Obernauer, Jr., Vice Chairman and a director of the Company, joined the Company in 1998 in connection with the merger with Devon and served as Chief Executive Officer of Devon from 1980 to 1998 and as Chairman of the Board of Directors of Devon from 1986 to 1998.

     Diane Romano, President of the Company, served as Executive Vice President of Applied Printing from 1993 to 1995 where she had overall responsibility for prepress and digital imaging services, sales, operations and technical developments.

     Scott A. Brownstein, Executive Vice President and Chief Technology Officer of the Company, was the Senior Vice President and General Manger of the Company's digital operations from 1993 to 1995, where he was responsible for developing, manufacturing, and marketing the Company's digital services.

     Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary, and a director of the Company, has been since January 1995 Executive Vice President and Chief Legal Officer of the Daily News, L.P., Applied Printing, The Atlantic Monthly Company, and U.S. News & World Report, L.P. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw, Pittman, Potts & Trowbridge where he was a member of the Management Committee from 1978 to 1994, and the Vice-Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall also was senior counsel to Shaw, Pittman, Potts & Trowbridge until his resignation in April 1996.

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

     Georgia L. McCabe, Senior Vice President of the Company and General Manager of the Company's Digital Imaging Services Division, was the Senior Vice President, Marketing and Business Development, of the Company's digital operations from 1993 to 1995 where she was responsible for developing the overall business and marketing strategies for the division.

     David Aderhold, Senior Vice President, Operations, joined the Company in July 1997 in connection with the Company's acquisition of MBA Graphics, Inc., and served as Vice President/General Manager, MBA Division, from July 1997 until September 1998. He previously served as President and Chief Executive Officer of MBA Graphics, Inc., from 1990 until the time he joined the Company.

     Jonathan C. Swindle, Senior Vice President, Administration, joined the Company in 1998. Prior to joining the Company, Mr. Swindle was President of Cameron Financial Recruiting, Inc., a financial recruiting firm, from 1994 to 1998 and Senior Vice President, Administration and Finance, at the Orkand Corporation, a systems development and integration firm, from 1990 to 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market. The following table sets forth the high and low sales price for each full quarterly period during which the common stock was traded.

                                                      1998           1997
                                                   -----------    -----------
                                                   HIGH    LOW    HIGH    LOW
                                                   ----    ---    ----    ---
First quarter....................................   60 1/4 45 1/2  35 3/8 25 1/8
Second quarter...................................   53 1/2 42 19/32  39 3/4 28 3/8
Third quarter....................................   55 3/4 12 1/2  57 7/8 36 1/4
Fourth quarter...................................   16 1/2  7 7/8  61 1/4 43 3/4

     As of February 22, 1999, there were 5,441 holders of record of the Company's common stock. No dividends have been paid since the date of the Company's initial public offering on April 17, 1996. The Company currently intends to retain any future earnings for use in the operation of its business for the foreseeable future. The Company is prohibited from paying dividends under its existing credit facility.

     In February 1999, the Company issued 15,645 shares of its common stock as additional contingent consideration to the former stockholders of Amusematte Corp., which the Company acquired in December 1997. All contingencies on the additional consideration were satisfied as of December 31, 1998. The sale and issuance of such securities by the Company were effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Consolidated Financial Statements. No dividends have been paid on the Company's common stock.

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                      1998(A)     1997(B)       1996      1995(C)     1994(C)
                                      --------    --------    --------    --------    --------
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues............................  $394,125    $184,993    $132,725    $117,802    $115,986
Income (loss) before provision for
  income taxes......................  $ 20,439    $ 22,707    $ 10,820    $ (7,812)   $ (8,757)
Net income (loss)...................  $  8,176    $ 13,567    $  9,955    $ (7,812)   $ (8,757)
Earnings per common share:
  Basic.............................  $   0.40    $   0.88    $   0.79
  Diluted...........................  $   0.39    $   0.83    $   0.77
Total assets........................  $712,543    $224,793    $ 72,147    $ 44,809    $ 53,859
Long-term obligations:
  Long-term debt....................  $203,830    $    812    $  6,005    $    853    $  2,394
  Obligations under capital
     leases.........................     3,475       2,011       1,265       2,415       3,017
                                      --------    --------    --------    --------    --------
          Total.....................  $207,305    $  2,823    $  7,270    $  3,268    $  5,411
                                      ========    ========    ========    ========    ========

---------------
(a) Amounts in 1998 include charges of $8,550, $3,150, and $2,509 for restructurings, abandonment of a business, and impairment of intangible assets, respectively (See Note 4 and Note 5 to the Consolidated Financial Statements).

(b) Amounts in 1997 include a charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's customers.

(c) Amounts in 1995 and 1994 include restructuring charges of $3,060 and $6,668, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF
        OPERATIONS

     On April 16, 1996 (the "Initial Offering Date"), the Company completed an initial public offering (the "Initial Offering") of its common stock. Concurrent with the Initial Offering, the Company acquired substantially all of the assets and certain liabilities relating to the prepress, digital imaging services, and related businesses (collectively, the "Prepress Business") of Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer and Chief Operating Officer of the Company (the "CEO"). The acquisition of the Prepress Business has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Initial Offering Date and the results of the Company thereafter.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

  Year ended December 31, 1998, compared with 1997

     Revenues in 1998 were $209,132,000 higher than in the comparable period in 1997. This increase resulted from $15,141,000 of revenues from additional business generated internally and $193,991,000 of revenues from acquired operations. In 1998, revenues increased by $142,556,000 from content management services, $55,183,000 from publishing operations, $6,605,000 from broadcast media distribution services, and $4,788,000 from digital services. Increased revenues from content management services, including revenues from facilities management contracts, were due primarily to the operations of the content management business acquired in the merger with Devon Group, Inc. ("Devon") on May 27, 1998, as well as other operations acquired subsequent to the 1997 period, including the content management operations of Flying Color Graphics, Inc. ("Flying Color"), and Color Control, Inc. ("Color Control"), which were acquired in January 1998 and June 1998, respectively, and from an overall increase in business at various facilities. Revenues from publishing operations resulted from the publishing business acquired as part of the merger with Devon. Increased broadcast media distribution services revenues primarily resulted from a full year of revenue in 1998 from operations acquired in 1997 and internally generated growth. Increased revenues from digital services primarily resulted from increased software and equipment sales, including amounts generated from acquired operations, and increased digital photography sales.

     The gross profit percentage in 1998 was 36.8% as compared to 35.1% in 1997. Gross profit increased $80,012,000 in 1998 as a result of the additional revenues for the period as discussed above and increased business in higher margin work, including that from the publishing business and other recently acquired operations.

     Selling, general, and administrative expenses in 1998 were $55,775,000 higher than in 1997, and as a percent of revenue increased to 24.8% in 1998 from 22.6% in 1997. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at recently acquired operations that have not been fully integrated and additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997.

     Amortization expense for intangible assets increased by $6,477,000 in 1998 due primarily to the goodwill associated with acquisitions.

     During the second quarter of 1998, the Company commenced a plan to restructure its operations (the "Second Quarter Plan") to achieve certain operating efficiencies associated with the growth of its content management operations, primarily resulting from the merger with Devon and the acquisition of Color Control, as well as other recent acquisitions. The Second Quarter Plan, which was approved by management with requisite authority, included the termination of certain employees and the closing of facilities in Carlstadt, NJ, and Chicago, IL, with the work historically performed at those facilities being integrated into its other metropolitan New York and Chicago facilities, respectively. In addition, the restructuring plan included the termination of certain employees and the consolidation of facilities in connection with the relocation of all of the work performed in certain of the Company's West Coast facilities.

     During the fourth quarter of 1998, the Company revised the Second Quarter Plan (the "Revised Plan") as a result of additional acquisitions and a change in operation management. As part of the Revised Plan, the Company will close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility, which will remain open as a result of the Revised Plan, to accommodate the transfer of work performed at those locations to the Carlstadt facility. In addition, the Company determined that it would vacate only a portion of one of its Chicago, IL, facilities rather than close such facility, as had been originally planned. Also during the fourth quarter of 1998, the Company commenced an additional plan to restructure its operations (the "Fourth Quarter Plan"). As part of the Fourth Quarter Plan, the Company plans to close seven facilities in Illinois and terminate employees on a Company-wide basis. The work performed at each of the facilities to be closed will be performed at the Company's other Midwest facilities.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work currently performed at such locations will be transferred to other locations. The results of operations for 1998 include a charge of $8,550,000 for the restructurings. The Revised Plan resulted in a charge of $5,713,000, including an additional $413,000 relating to the revision to the Second Quarter Plan, which was comprised of $1,108,000 for severance and benefits for approximately 100 employees to be terminated, $1,686,000 for facility closure costs, and $2,919,000 for the write-off of assets no longer utilized as a result of the restructuring. The Fourth Quarter Plan resulted in a charge of $2,837,000, which was comprised of $1,067,000 for severance and benefits for approximately 350 employees to be terminated, $994,000 for facility closure costs, and $776,000 for the write-off of assets no longer utilized as a result of the restructuring. The employees to be terminated under the various restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete the Revised Plan and the Fourth Quarter Plan by June 1999 and December 1999, respectively.

     Non-recurring charges totaled $5,659,000 in 1998 and were comprised of $3,150,000 relating to the abandonment of a business and $2,509,000 from the impairment of intangible assets. In December 1998, the Company adopted a plan to cease certain of its digital photography operations, primarily those operations acquired as part of the acquisition of Digital Imagination, Inc. ("DI") in June 1997. As of December 31, 1998, the Company had shut down all locations associated with this operation. The charge of $3,150,000 related to the abandonment of this operation is comprised primarily of the unamortized goodwill related to the DI acquisition, the write-off of certain equipment no longer being utilized as a result of the abandonment, and facility closure costs. In December 1998, the Company incurred a charge of $2,509,000 related to the writedown of assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This charge related to the digital photography operation acquired as part of the acquisition of Amusematte Corp. ("Amusematte") in December 1997. Due to a history of operating and cash flow losses of the Amusematte operations since the acquisition, coupled with the abandonment of the DI business, the Company reviewed the long-lived assets of this operation for impairment. The revised carrying value of the assets of this operation were calculated based on discounted estimated future cash flows.

     Interest expense in 1998 was $7,140,000 higher than in 1997 due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition. Three interest rate swap agreements entered into by the Company during 1998 resulted in an immaterial amount of additional interest expense in the year.

     The effective rate of the provision for income taxes of 60.0% in 1998 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and other acquisitions and the nondeductible portion of meals and entertainment expenses.

     In addition to its ongoing relationship with Applied Printing, the Company also transacts business with other affiliates, including the Daily News, L.P. and U.S. News & World Report, L.P., both of which are beneficially owned by the Chairman and the CEO, as well as with Snyder Communications, Inc., a provider of outsourced marketing services, of which both the Chairman and the CEO are members of the Board of Directors and in the aggregate own approximately 10.0% of the outstanding common stock. Sales to related parties for the years ended December 31, 1998, 1997, and 1996, totaled $23,658,000, $16,845,000, and $11,610,000, respectively, representing 6.0%,
9.1%, and 8.7%, respectively, of the Company's revenues.

  Year ended December 31, 1997, compared with 1996

     Revenues in 1997 increased $52,268,000 or 39.4% over 1996. Revenues increased by $35,577,000 from content management services, $8,675,000 from broadcast services, $6,016,000 from digital services, and $2,000,000 from receipt of a nonrefundable payment related to an agreement with one of the Company's major suppliers. Increased revenues from content management services resulted from additional prepress revenues of $22,475,000 due primarily to an overall increase in business at various facilities, the results of MBA Graphics, Inc. ("MBA"), whose operations were acquired in July 1997, increased business at the Foster City facility resulting from the acquisition of the operations of Star Graphics Arts Co., Inc. ("Star Graphics"), in May 1997, and additional revenue generated at the Detroit facility as a result of the contract entered into with General Motors to provide prepress services and additional revenues of $13,102,000 from facilities management contracts that were in effect for none or only a portion of 1996. Additional broadcast media distribution services revenues primarily resulted from increased revenues from operations acquired since 1996. Increased revenues from digital services primarily resulted from equipment and software license sales, archiving services, and acquired digital photography operations.

     The gross profit percentage in 1997 was 35.1% as compared to 30.5% in 1996. Gross profit increased $24,492,000 or 60.5% in 1997 as a result of the additional revenues for the period as discussed above, increased business in higher margin work, and the reduction of costs due to favorable pricing negotiated with certain suppliers.

     Selling, general, and administrative expenses in 1997 were $13,468,000 higher than in 1996 and as a percent of revenue increased to 22.6% in 1997 from 21.4% in 1996. Although improvements were achieved from the increase in revenues discussed above and increased business from on-site facilities management contracts, which require less sales support than the traditional prepress business, such improvements were offset by a charge for uncollectible receivables related to a customer bankruptcy, additional corporate expenses incurred related to being a publicly-traded company, additional expenses incurred as part of the Company's expansion and development of a national sales force to better market its services, and expanded business at certain operations.

     Interest expense in 1997 was $799,000 less than in 1996 primarily due to the repayment of debt in April 1996 with the proceeds from the Initial Offering and the repayment of borrowings under the Company's line of credit in September 1997 with the proceeds from a subsequent public offering. Interest income in 1997 was $1,227,000 higher than in 1996 due to investment earnings on the proceeds of the subsequent public offering.

     The effective rate of the provision for income taxes increased in 1997 due to the lower than would be expected rate in 1996 as a result of a reversal of $4,070,000 of deferred tax asset valuation allowances in 1996 as compared to the reversal of $881,000 of deferred tax asset valuation allowances in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1998, the Company entered into a credit agreement (the "Credit Agreement") to finance the Devon merger, provide working capital for the Company, and finance future acquisitions. In July 1998, the Company increased the borrowing capacity under the Credit Agreement to $300,000,000, comprised of a $195,000,000 revolving line of credit (the "Revolver") and a $105,000,000 acquisition line of credit (the "Acquisition Line"). The Acquisition Line and the Revolver have terms that extend through March 2003 and May 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from the prime rate in effect at the time of the borrowing to LIBOR plus a factor determined based on the Company's EBITDA (as defined in the Credit Agreement) for the most recently ended twelve month period. Under the terms of the Credit Agreement, the Company must comply with certain non-financial and financial covenants, including total funded debt to EBITDA ratios, interest coverage ratios, capital expenditure limitations, and minimum net worth. At December 31, 1998, the Company was in compliance with all covenants. The Company is prohibited from paying dividends under the terms of the Credit Agreement. During 1998, the Company borrowed a total of $201,350,000 under the Credit Agreement. The average variable rate on borrowings under the Credit Agreement was 6.52% for the year ended December 31, 1998.

     In August 1998, the Company entered into three interest rate swap agreements, two of which expire in August 2003 (the "2003 Swaps") and one of which expires in August 2001 (the "2001 Swap"). Under the 2003 Swaps and the 2001 Swap, the Company pays a fixed rate of 5.798% and 5.69%, respectively, per annum on a quarterly basis and is paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the 2003 Swaps are $35,000,000 and $15,000,000, and the notional amount of the 2001 Swap is $25,000,000.

     During 1998, the Company entered into six sale and leaseback arrangements that generated proceeds of $6,685,000 and are accounted for as either operating or capital leases. Such arrangements resulted in immaterial gains, which have been deferred and are being recognized as a credit against either future amortization of the leased assets or rental expense.

     Cash flows from operating activities during 1998 increased by $3,383,000 as compared to 1997 due primarily to increased income from operations (exclusive of restructuring charges, non-recurring charges, and amortization and depreciation), partially offset by increased accounts receivable balances and decreased liabilities from the timing of vendor payments and payments made relating to restructurings and liabilities assumed in connection with acquisitions. In addition, during 1998 the Company paid $259,770,000 for acquisitions, invested $30,895,000 in building and leasehold improvements and equipment, and repaid $17,238,000 of debt and capital lease obligations, including obligations assumed in acquisitions, with the cash generated from operations, the proceeds from sale and leaseback arrangements, and the use of investments in marketable securities.

     The Company expects to spend approximately $12,000,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under capital leases, sale and leaseback arrangements, or with borrowings under the Credit Agreement.

     At December 31, 1998, the Company had a liability of approximately $4,342,000 for future costs related to its restructuring charges, which the Company intends to finance from cash flows from operations.

     On March 25, 1999, the Company tendered an offer to purchase all of the outstanding ordinary shares of Wace Group Plc for 90 pence per share for total cash consideration of approximately L71,400,000, or approximately $117,800,000. The Company has also announced that after consummation of the transaction, it intends to make an offer to require Wace's 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") redeemable in 2005. The Company currently intends to issue subordinated notes in exchange for the Preference Shares. Such current intention may change depending upon financial market conditions and other factors. As of December 31, 1998, Preference Shares with an aggregate par value of approximately L39,167,000, or $64,626,000, were outstanding. To finance the offer, the Company has entered into an amended and restated credit agreement with its lending institution that will replace the Company's existing credit facilities and increase the Company's borrowing capacity to $350,000,000 only upon consummation of the transaction. An entity that had made offers for Wace has stated that it will not make any additional offers. Other entities may make competing offers.

     The Company believes that the cash flow from operations and borrowings under the Credit Agreement will be sufficient to fund its cash needs for the foreseeable future.

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

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its three interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company is unable to quantify the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations.

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

     The Company has commenced a review of the Y2K Issue and has separated its review into five categories. These categories are (i) internally developed software and information technology ("IT") systems for sale or internal use,
(ii) IT systems and software associated with the Company's content management and other manufacturing processes, (iii) financial and other administrative IT systems, (iv) non-IT systems, and (v) customer and vendor IT systems.

     Internally Developed Software and IT Systems: The Company's Digital Link software is used in certain of its prepress manufacturing processes and also provides a source of revenue for the Company through the sale of software licenses and systems that incorporate Digital Link. The Company has performed a preliminary review and testing of the Digital Link software with respect to Y2K compliance. The Company believes that all of the internally-developed components of Digital Link are Y2K compliant. The operating system on which Digital Link runs is Y2K compliant. The database that Digital Link utilizes is not currently Y2K compliant, however, the vendor has made available the necessary modifications to make the database Y2K compliant. The Company has not yet obtained the released modifications from the vendor. The Company intends to perform additional intensive testing of the Digital Link software and to complete its review of such software by the end of the second quarter of 1999. In the event any Y2K Issue is discovered during the testing period, the Company believes that any such issue can be resolved by replacing the non-compliant components with Y2K-compliant components or through programming modifications. The Company has not reviewed whether the equipment on which Digital Link runs at customer locations or other customer systems with which Digital Link operates is Y2K compliant. Failure of the Company's customers to achieve Y2K compliance on such equipment and systems could result in the loss of future revenue to the Company.

     Manufacturing Processes: The Company has implemented a plan to review its prepress manufacturing processes and the equipment and software used in such processes. The Company's prepress manufacturing process is heavily dependent on Macintosh systems, which are Y2K compliant. The Company has either received certificates from certain of its vendors regarding Y2K compliance or is relying on certificates posted to websites by vendors indicating the state of Y2K readiness of such vendors. All vendors reviewed to date have indicated that they are either Y2K compliant or have commenced action necessary to become Y2K compliant. The Company has also been installing Y2K compliant equipment and software as older, non-compliant items are retired. To date, all mission-critical systems have been tested and no Y2K-related issues have been identified in the prepress manufacturing processes. As part of its plan, the Company is in the process of identifying, categorizing, and assessing all of its manufacturing process equipment and software, which the Company expects to complete in the second quarter of 1999. The Company plans to replace or repair any non-compliant systems identified in its review by the middle of the third quarter of 1999. By the end of the third quarter of 1999, the Company intends to achieve Y2K compliance or have adequate contingency plans in place.

     The Company is not responsible for the printing of customers' material, except for certain limited print work done in its Los Angeles facility and other print work subcontracted to an affiliate. However, the Company makes use of direct-to-plate delivery to certain printers selected by its customers. The Company's ability to continue to use direct-to-plate delivery may be contingent on the printers' equipment being Y2K compliant. Certain of these printers use equipment supplied by the Company that is Y2K compliant. In the event that a printer's equipment is not Y2K compliant and is unable to accept direct-to-plate delivery, the Company could deliver film to such printer. However, irrespective of how the Company delivers its product to the printer, the ability of the printer to deliver the finished product to the customer is contingent on the printer's manufacturing process not being adversely impacted by the Y2K Issue. The Company's business could be adversely impacted if printers' manufacturing processes are not Y2K compliant, and therefore unable to produce finished product, or if customers, as a result, order fewer prepress services or delay orders until an alternative printer whose manufacturing process is Y2K compliant is located. The Company does not currently intend to review the Y2K compliance status of printers.

     The Company has commenced a review of the publishing manufacturing process acquired in the Devon merger. Based on the review of such process performed prior to the merger, the Company believes that the primary systems are Y2K compliant. The Company is in the process of identifying any systems that are non-compliant and has initiated an effort to make the necessary programming changes during 1999.

     The Company is currently reviewing the Y2K Issues involving the broadcast media distribution manufacturing process. The Company has identified non-compliant systems at its Wilmington, OH, facility that will be replaced with either new systems or existing compliant systems in service at the Company's other broadcast services facilities. There can be no assurance that the review being performed by the Company will not uncover additional non-Y2K compliant equipment and systems. Failure to attain Y2K compliance on such non-compliant equipment and systems, if any, may have an adverse effect on the Company's results of operations in the broadcast media distribution business.

     Financial and Other Administrative IT Systems: The Company is currently replacing the various modules that comprise its financial and administrative systems that are not Y2K compliant. The Company implemented new Y2K-compliant versions of both its general ledger and accounts payable systems during the third quarter of 1998 at all of its operations, except at those operations acquired as part of the acquisition of Color Control and the merger with Devon. The Company plans to implement the remaining modules by the end of the third quarter of 1999. The Company does not anticipate any delays in the implementation of these financial and administrative systems. The Company plans to complete the implementation of the various financial and administrative modules at Color Control and the prepress operations at Devon during the fourth quarter of 1999. The Company is also replacing the financial and administrative systems used in the publishing business with different Y2K-compliant systems than those being installed at all other operations. The Company expects such systems to be implemented by the end of the second quarter of 1999.

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

     Customer and Vendor IT Systems: The Company has commenced a review of its customers' and vendors' systems by soliciting responses to questionnaires sent to such customers and vendors. Non-Y2K compliant customer systems may inhibit the ability of customers to process and pay the Company's invoices or to continue to provide business to the Company. Non-Y2K compliant vendor systems may inhibit the ability of vendors to provide the goods and services necessary for the Company to continue to perform its business. Although the Company would seek to receive such goods and services from those vendors who can provide them without interruption caused by Y2K Issues, there can be no assurance that the Company will be able to locate vendors that can provide the goods and services in a timely manner and at a similar cost.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $201,350,000 outstanding under the Credit Agreement at December 31, 1998. Interest rates on funds borrowed under the Credit Agreement vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through three interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the three interest rate swaps totaled $75,000,000 at December 31, 1998. A change in interest rates of 1.0% would result in a change in income before taxes of $1,264,000 based on the outstanding balance under the Credit Agreement and the notional amounts of the interest rate swap agreements at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Applied Graphics Technologies, Inc. and subsidiaries ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and owners' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/

DELOITTE & TOUCHE LLP

March 25, 1999
New York, New York

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,909    $ 12,584
  Marketable securities.....................................                90,150
  Trade accounts receivable (net of allowances of $15,823 in
     1998 and $3,989 in 1997)...............................    93,552      43,025
  Due from affiliates.......................................     6,561       5,561
  Inventory.................................................    34,807       6,234
  Income tax receivable.....................................    14,936
  Prepaid expenses and other current assets.................    14,476       7,881
  Deferred income taxes.....................................    21,423       3,016
                                                              --------    --------
          Total current assets..............................   206,664     168,451
Property, plant, and equipment -- net.......................    83,262      31,020
Goodwill and other intangible assets (net of accumulated
  amortization of $8,546 in 1998 and $1,289 in 1997)........   414,508      22,229
Deferred income taxes.......................................     1,060       1,384
Other assets................................................     7,049       1,709
                                                              --------    --------
          Total assets......................................  $712,543    $224,793
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 56,961    $ 27,264
  Current portion of long-term debt and obligations under
     capital leases.........................................     3,247       2,303
  Due to affiliates.........................................     1,513         923
  Other current liabilities.................................    20,442       6,793
                                                              --------    --------
          Total current liabilities.........................    82,163      37,283
Long-term debt..............................................   203,830         812
Obligations under capital leases............................     3,475       2,011
Other liabilities...........................................     5,677       1,190
                                                              --------    --------
          Total liabilities.................................   295,145      41,296
                                                              --------    --------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding).....................
  Common stock ($0.01 par value, shares authorized:
     150,000,000 in 1998 and 40,000,000 in 1997; shares
     issued and outstanding: 22,379,127 in 1998 and
     17,836,383 in 1997)....................................       224         178
  Additional paid-in capital................................   385,279     159,627
  Accumulated other comprehensive income....................        (4)        (31)
  Retained earnings.........................................    31,899      23,723
                                                              --------    --------
          Total stockholders' equity........................   417,398     183,497
                                                              --------    --------
          Total liabilities and stockholders' equity........  $712,543    $224,793
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenues...................................................  $394,125    $184,993    $132,725
Cost of revenues...........................................   249,138     120,018      92,242
                                                             --------    --------    --------
Gross profit...............................................   144,987      64,975      40,483
                                                             --------    --------    --------
Selling, general, and administrative expenses..............    97,650      41,875      28,407
Amortization of intangibles................................     7,268         791         147
Restructuring charges......................................     8,550
Non-recurring charges......................................     5,659
                                                             --------    --------    --------
          Total operating expenses.........................   119,127      42,666      28,554
                                                             --------    --------    --------
Operating income...........................................    25,860      22,309      11,929
Interest expense...........................................    (8,174)     (1,034)     (1,833)
Interest income............................................     1,892       1,724         497
Other income (expense) -- net..............................       861        (292)        227
                                                             --------    --------    --------
Income before provision for income taxes...................    20,439      22,707      10,820
Provision for income taxes.................................    12,263       9,140         865
                                                             --------    --------    --------
Net income.................................................     8,176      13,567       9,955
Other comprehensive income (loss)..........................        27         (31)
                                                             --------    --------    --------
Comprehensive income.......................................  $  8,203    $ 13,536    $  9,955
                                                             ========    ========    ========
Earnings per common share:
  Basic....................................................  $   0.40    $   0.88    $   0.79
  Diluted..................................................  $   0.39    $   0.83    $   0.77
Weighted average number of common shares:
  Basic....................................................    20,563      15,475      12,660
  Diluted..................................................    21,225      16,430      12,924
Pro Forma Net Income Data:
  Income before provision for income taxes, as reported....                          $ 10,820
  Pro forma provision for income taxes.....................                               785
                                                                                     --------
  Pro forma net income.....................................                          $ 10,035
                                                                                     ========
Pro forma earnings per common share:
  Basic....................................................                          $   0.79
  Diluted..................................................                          $   0.78
Pro forma weighted average number of common shares:
  Basic....................................................                            12,660
  Diluted..................................................                            12,924

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
Cash flows from operating activities:
Net income...............................................  $   8,176    $  13,567    $  9,955
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization..........................     20,051        6,222       4,932
  Deferred taxes.........................................     (1,682)      (1,591)     (2,349)
  Noncash restructuring charges..........................      2,063
  Noncash non-recurring charges..........................      4,935
  Other..................................................      1,402        3,131         (58)
Changes in Operating Assets and Liabilities, net of
  effects of acquisitions:
  Trade accounts receivable..............................    (18,662)     (13,779)    (11,442)
  Due from/to affiliates.................................       (410)      (4,991)      1,917
  Inventory..............................................      3,321       (1,285)       (937)
  Other assets...........................................     (4,770)      (1,042)      2,452
  Accounts payable and accrued expenses..................     (7,907)       1,139        (413)
  Other liabilities......................................        505        2,268      (2,591)
                                                           ---------    ---------    --------
Net cash provided by operating activities................      7,022        3,639       1,466
                                                           ---------    ---------    --------
Cash flows from investing activities:
  Investment in available-for-sale securities............   (178,433)    (320,553)     (1,600)
  Proceeds from sale of available-for-sale securities....    283,779      231,072
  Proceeds from maturities of held-to-maturity
     securities..........................................                   1,600
  Property, plant, and equipment expenditures............    (30,895)     (13,997)    (14,851)
  Proceeds from the sale of fixed assets.................        522           12       1,099
  Other investing activities.............................     (4,721)                     243
  Entities purchased, net of cash acquired...............   (259,770)     (10,533)        350
                                                           ---------    ---------    --------
Net cash used in investing activities....................   (189,518)    (112,399)    (14,759)
                                                           ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from sale of common stock.....................                 121,700      46,103
  Proceeds from exercise of stock options................         24        5,641
  Borrowings (repayments) under revolving credit
     line -- net.........................................    201,350       (5,628)      5,628
  Proceeds from sale/leaseback transactions..............      6,685        3,469       4,093
  Repayment of notes and capital lease obligations.......    (17,238)      (4,805)     (2,662)
  Repayment of Applied Printing Note.....................                  (1,600)    (14,400)
  Repayments of intercompany borrowings -- net...........                             (18,000)
  Distributions to Applied Printing -- net...............                              (5,568)
                                                           ---------    ---------    --------
Net cash provided by financing activities................    190,821      118,777      15,194
                                                           ---------    ---------    --------
Net increase in cash and cash equivalents................      8,325       10,017       1,901
Cash and cash equivalents at beginning of year...........     12,584        2,567         666
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year.................  $  20,909    $  12,584    $  2,567
                                                           =========    =========    ========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OWNERS' DEFICIT
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                               ACCUMULATED
                                                ADDITIONAL        OTHER
                                      COMMON     PAID-IN-     COMPREHENSIVE    RETAINED    OWNERS'
                                      STOCK      CAPITAL         INCOME        EARNINGS    DEFICIT
                                      ------    ----------    -------------    --------    --------
Balance at January 1, 1996..........                                                       $(19,381)
Issuance of 9,309,900 common shares
  in exchange for assets of Prepress
  Business..........................   $ 93
Issuance of 4,500,000 common shares
  in a public offering at $12.00 per
  share.............................     45      $ 46,058
Issuance of 539,683 shares in an
  acquisition at $15.75 per share...      5         8,495
Net income (loss)...................                                           $10,156         (201)
Distribution........................                                                         (9,387)
Conveyance..........................              (28,969)                                   28,969
                                       ----      --------                      -------     --------
Balance at December 31, 1996........    143        25,584                       10,156     $      0
                                                                                           ========
Issuance of 3,000,000 common shares
  in a public offering at $43.00 per
  share.............................     30       121,670
Granting of 19,000 warrants to
  purchase common shares............                  330
Issuance of 486,700 common shares
  upon exercise of stock options....      5         5,636
Income tax benefit associated with
  exercise of stock options.........                6,407
Other comprehensive income..........                              $(31)
Net income..........................                                            13,567
                                       ----      --------         ----         -------
Balance at December 31, 1997........    178       159,627          (31)         23,723
                                       ----      --------         ----         -------
Issuance of 68,103 common shares in
  Flying Color Graphics, Inc.,
  acquisition at $48.46 per share...      1         3,299
Issuance of 4,427,290 common shares
  in Devon merger at $50 per
  share.............................     44       221,321
Issuance of 45,351 common shares in
  Agile Enterprise, Inc., merger at
  $22.05 per share..................      1           999
Issuance of 2,000 common shares upon
  exercise of stock options.........                   24
Income tax benefit associated with
  exercise of stock options.........                    9
Other comprehensive income..........                                27
Net income..........................                                             8,176
                                       ----      --------         ----         -------
Balance at December 31, 1998........   $224      $385,279         $ (4)        $31,899
                                       ====      ========         ====         =======

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Applied Graphics Technologies, Inc., and its subsidiaries (the "Company") is primarily an independent provider of digital media asset management services and also a publisher of greeting cards, calendars, art prints, and other wall decor products. As part of its digital media asset management services, the Company offers content management services at its own facilities and on-site at customer locations pursuant to facilities management contracts, broadcast media distribution services, and an array of digital services. The Company provides its digital media asset management services to retailers, magazine publishers, advertising agencies, entertainment companies, and automobile and other consumer product manufacturers. The Company sells its publishing products primarily to mass-market merchants, card shops, bookstores, art galleries, designers and framers. The Company was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer and Chief Operating Officer of the Company (the "CEO"), was issued 100 shares of common stock and became the Company's sole stockholder.

     On April 16, 1996 (the "Initial Offering Date"), the Company completed an initial public offering (the "Initial Offering") of its common stock. Concurrent with the Initial Offering, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing (collectively, the "Prepress Business") in exchange for 9,309,900 shares of the Company's common stock and $37,000 of additional consideration ("Additional Consideration") comprised of (i) the assumption by the Company of the principal amount of collateralized senior indebtedness to Applied Printing's primary institutional lender (the "Institutional Senior Indebtedness") of $21,000 and (ii) the issuance of a promissory note by the Company to Applied Printing (the "Applied Printing Note") of $16,000. The Company received net proceeds of $46,103 from the Initial Offering, of which $21,000 was used to repay Institutional Senior Indebtedness and $16,000 was used to invest in short-term investments to support a standby letter of credit that collateralized the Applied Printing Note. At December 31, 1998, Applied Printing owned approximately 22.3% of the Company's outstanding common stock.

     The acquisition of the Prepress Business was accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements of the Company reflect the combined results of operations of the Prepress Business through the Initial Offering Date and the results of the Company thereafter. The statements of operations and cash flows covering the period through the Initial Offering Date have been prepared by combining the results of operations and cash flows of the specific divisions that comprised the Prepress Business. Prior to the Initial Offering Date, these specific divisions operated as separate business units and maintained their own books and records. Through the Initial Offering Date, Applied Printing managed the cash and financing requirements of all of its divisions centrally and, as such, the interest expense and related intercompany borrowing up until that date represent an allocation of Applied Printing's interest expense and the related debt. As discussed in Note 12, this allocation of debt is presented as an intercompany borrowing. Additionally, prior to the Initial Offering Date, Applied Printing and other related parties provided certain corporate, general, and administrative services to the Prepress Business, including general management, treasury, financial reporting, and legal services. Accordingly, the financial statements include an allocation of expenses for such services. The combined results of operations and cash flows for the year ended December 31, 1996, may have differed had the Company operated as an independent entity during that entire period.

     On September 3, 1997, the Company completed an offering of 6,900,000 shares of its common stock (the "Offering"), 3,000,000 of which were sold by the Company. The Offering generated proceeds to the Company, net of underwriters' discount and transaction expenses, of $121,700. As part of the Offering, 3,900,000 shares were sold by certain stockholders of the Company, of which 3,650,000 shares were sold by Applied Printing.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

     MARKETABLE SECURITIES: The Company held no marketable securities at December 31, 1998. Marketable securities at December 31, 1997 were classified as "available for sale" and were recorded at fair market value.

     INVENTORY: Finished goods and raw materials are valued at the lower of cost (cost being determined on a weighted average basis) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, is recorded at cost but not in excess of net realizable value.

     PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which generally range from 30 years for buildings to three years for certain computer software and vehicles. Leasehold improvements and amounts recorded under capital leases are amortized on the straight-line method over the terms of the leases or their estimated useful lives.

     REVENUE RECOGNITION: Revenues from content management services and broadcast media distribution services are recognized at the time projects are shipped or transmitted to the customer. Revenues for digital archiving services are recognized on a per-image basis as items are prepared and scanned. Revenue from the licensing of software and the sale of digital equipment is recognized upon the later of delivery or satisfaction of significant obligations. Sales of publishing products are recognized at the time products are shipped to the customer.

     GOODWILL AND OTHER INTANGIBLES: Goodwill and other intangibles are being amortized on the straight-line method over periods ranging from 5 to 40 years.

     INCOME TAXES: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Initial Offering Date and was not subject to tax. A provision for income taxes is included in the Company's Consolidated Statements of Income only for the periods subsequent to the Initial Offering Date.

     LONG-LIVED ASSETS: The Company evaluates the recoverability of its long-lived assets by comparing their carrying value to the expected future cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred.

     COMPREHENSIVE INCOME: The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income." Other comprehensive income and accumulated other comprehensive income as of and for the year ended December 31, 1998, are comprised of unrealized gains and losses from foreign currency translation adjustments. Other comprehensive income and accumulated other comprehensive income as of and for the year ended December 31, 1997 are comprised of unrealized holding gains and losses on available-for-sale securities.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company has entered into three interest rate swap agreements to reduce the Company's exposure to interest rate risk on its variable rate borrowings under its lines of credit. Accordingly, the interest rate swaps are treated as hedges and amounts receivable or payable under the swaps are recorded as current assets or liabilities, respectively, with realized gains and losses recognized as adjustments to interest expense.

     ESTIMATES: The preparation of these financials statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for financial statements for fiscal years beginning after December 15, 1998. This statement establishes standards for capitalizing and expensing costs incurred in connection with internal use software and applies to costs incurred subsequent to adoption of SOP 98-1. The Company does not expect the adoption of SOP 98-1 to have a material adverse effect on its financial position or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company is unable to quantify the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations.

3.  ACQUISITIONS

     In January 1998, the Company acquired the operations of Flying Color Graphics, Inc. ("Flying Color"), a prepress company with five facilities throughout the midwest, for approximately $18,872 in cash from working capital, 68,103 shares of the Company's common stock valued at approximately $3,300, and the assumption of certain liabilities.

     In May 1998, the Company, through a wholly-owned subsidiary, merged with Devon Group, Inc. ("Devon"), a digital prepress and publishing company. The Company paid $30 per share in cash and distributed 0.6 shares of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration paid was $442,730 including transaction costs. To fund the cash portion of the merger consideration, the Company used approximately $86,365 in cash from working capital, including cash acquired from Devon, and borrowed $135,000 under its lines of credit.

     In June 1998, the Company acquired the stock of Color Control, Inc. ("Color Control"), a prepress company with operations in Redmond, WA, for approximately $23,756 in cash plus the assumption of certain liabilities, including approximately $11,895 of long-term debt that was paid in full by the Company at closing.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

The Company funded the acquisition of Color Control, including the repayment of long-term debt, with approximately $35,000 in borrowings under its lines of credit.

     In May 1998, the Company acquired the operation of Tint Masters, Inc., a prepress company with a facility in New Jersey. In September 1998, the Company, through a wholly-owned subsidiary, merged with Agile Enterprise, Inc. ("Agile"), a software development company located in Nashua, NH. In November 1998, the Company acquired the operations of Electronic Color Imaging, LLC ("ECI"), a prepress company located in Edgewater, NJ. For these three acquisitions, the Company paid $8,759 in cash, issued 45,351 shares of the Company's common stock valued at $1,000, and assumed certain liabilities.

     In May 1997, the Company completed the purchase of certain assets of Star Graphic Arts Co., Inc., a prepress company. In June 1997, the Company acquired certain assets of Digital Imagination, Inc. ("DI"), a digital events photography business, and also acquired certain rights from a former joint venture partner. In July 1997, the Company acquired all of the assets of MBA Graphics, Inc. ("MBA"), a provider of prepress production, direct mailing, and brokered commercial printing services. In September 1997, the Company acquired certain assets of the broadcast media distribution business of Winkler Video Associates, Inc. In December 1997, the Company acquired the assets of another prepress company, Vancor Color, Inc., and the stock of another digital events photography business, Amusematte Corp. ("Amusematte"). For such acquisitions, the Company paid an aggregate of $11,024 from amounts borrowed under its lines of credit and from proceeds of the Offering, assumed $10,850 of liabilities, and granted warrants to purchase 19,000 shares of its common stock with an approximate value of $330.

     During 1998, the Company made contingent payments in the form of cash or shares of common stock in the aggregate amount of $4,307 as additional consideration for certain of the acquisitions based on 1997 performance of the acquired businesses. In addition, the Company will make contingent payments in 1999 in the form of cash or shares of common stock in the amount of $5,001 related to certain acquisitions based on 1998 performance of the acquired businesses. Any additional consideration will be determined based upon the future financial performance of the acquired operations. Such contingent payments have been and will be recorded as additional purchase price at the time the necessary conditions are satisfied. Such additional consideration may be in the form of cash or shares of common stock.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of the respective acquisitions, subject to adjustments based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired recorded in 1998 and 1997 was approximately $396,862 and $15,818, respectively, which is being amortized over periods ranging from 20 to 40 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Income subsequent to the respective dates of acquisition.

     The following unaudited pro forma information combines the results of operations of the Company and the acquisitions for the years ended December 31, 1998 and 1997, calculated as if the acquisitions had occurred on January 1, 1997. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1997 or of results that may occur in the future.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                       1998        1997
                                                     --------    --------
                                                          UNAUDITED
Total revenues.....................................  $497,928    $484,521
Income before provision for income taxes...........  $ 18,453    $ 39,265
Net income.........................................  $  5,509    $ 19,971
Earnings per common share:
  Basic............................................  $   0.25    $   0.99
  Diluted..........................................  $   0.24    $   0.98

     At the time of the acquisition of DI, the Company planned to dispose of the portion of the business related to photography at golf courses and retain the portion of the business that related to photography at events and fixed-based locations. The projected cash loss for the golf course operations from the date of acquisition through the anticipated date of disposal totaled $1,197 and was included as part of the purchase price. During 1998, the golf course operations incurred cash losses of $397. During the period June 6, 1997, the date of acquisition, through December 31, 1997, the golf course operations incurred cash losses of approximately $800. Such losses have been excluded from the consolidated results of operations for the years ended December 31, 1998 and 1997.

4.  RESTRUCTURING

     During the second quarter of 1998, the Company commenced a plan to restructure its operations (the "Second Quarter Plan") to achieve certain operating efficiencies associated with the growth of its content management operations, primarily resulting from the merger with Devon and the acquisition of Color Control, as well as other recent acquisitions. The Second Quarter Plan, which was approved by management with requisite authority, included the termination of certain employees and the closing of facilities in Carlstadt, NJ, and Chicago, IL, with the work historically performed at those facilities being integrated into its other metropolitan New York and Chicago facilities, respectively. In addition, the restructuring plan included the termination of certain employees and the consolidation of facilities in connection with the relocation of the work performed in certain of the Company's West Coast facilities.

     During the fourth quarter of 1998, the Company revised the Second Quarter Plan (the "Revised Plan") as a result of additional acquisitions and a change in operation management. As part of the Revised Plan, the Company will close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility, which will remain open as a result of the Revised Plan, to accommodate the transfer of work performed at those locations to the Carlstadt facility. In addition, the Company determined that it would vacate only a portion of one of its Chicago, IL, facilities rather than close such facility, as had been originally planned. Also during the fourth quarter of 1998, the Company commenced an additional plan to restructure its operations (the "Fourth Quarter Plan"). As part of the Fourth Quarter Plan, the Company plans to close seven facilities in Illinois and terminate employees on a Company-wide basis. The work performed at each of the facilities to be closed will be performed at the Company's other Midwest facilities.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work currently performed at such locations will be transferred to other locations. The results of operations for 1998 include a charge of $8,550 for the restructurings. The Revised Plan resulted in a charge of $5,713, including an additional $413 relating to the revision to the Second Quarter Plan, which was comprised of $1,108 for severance and benefits for approximately 100 employees to be terminated, $1,686 for facility closure costs, and $2,919 for the write-off of assets no longer utilized as a result of the restructuring. The Fourth Quarter Plan resulted in a charge of $2,837, which was comprised of $1,067 for severance and benefits for approximately 350 employees to be terminated, $994 for facility closure costs, and $776 for the write-off of assets no longer utilized as a result of the restructuring. The employees to be terminated under the various restructuring plans are principally production workers, sales people, and administrative support staff.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     As of December 31, 1998, approximately $1,505 and $2,837 was included in "Other current liabilities" in the accompanying Consolidated Balance Sheet for the future costs of the Revised Plan and the Fourth Quarter Plan, respectively. During 1998, approximately $2,084 was charged against the Revised Plan's restructuring reserve, of which $628 represented severance for 44 employees, $320 for facility closure costs, and $1,136 for the write-off of assets no longer utilized as a result of the restructuring. There were no charges against the Fourth Quarter Plan's restructuring reserve during 1998. The Company expects to complete the Revised Plan and the Fourth Quarter Plan by June 1999 and December 1999, respectively. The Company intends to continue to pursue other operating efficiencies and synergies and, as a result, it may incur additional restructuring charges in the future.

5.  NON-RECURRING CHARGES

     Non-recurring charges for the year ended December 31, 1998, consisted of the following:

Abandonment of a business............................    $3,150
Impairment of intangibles............................     2,509
                                                         ------
Total non-recurring charges..........................    $5,659
                                                         ======

     In December 1998, the Company adopted a plan to cease certain of its digital photography operations, primarily the remaining operations obtained as part of the acquisition of DI. As of December 31, 1998, the Company closed down all locations associated with these operations. The charge of $3,150 related to the abandonment of this operation is comprised primarily of the unamortized goodwill related to the DI acquisition, the write-off of certain equipment no longer being utilized as a result of the abandonment, and facility closure costs. At December 31, 1998, the remaining liability of approximately $713 related to this abandonment is included in "Other current liabilities" in the accompanying Consolidated Balance Sheet.

     In December 1998, the Company incurred a charge of $2,509 for the write down of long-lived assets related to the digital photography operation obtained in the acquisition of Amusematte. Due to a history of operating and cash flows losses of the Amusematte operations since the acquisition, coupled with the abandonment of the DI business, the Company reviewed the assets of this operation for impairment. The revised carrying value of the assets of this operation were calculated based on discounted estimated future cash flows.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

6.  MARKETABLE SECURITIES

     The Company held no marketable securities at December 31, 1998. The Company classified its investments in marketable securities at December 31, 1997, as "available for sale" and recorded them at fair market value. Marketable securities at December 31, 1997, consisted of the following:

                                                          MARKET     AMORTIZED
                                                           VALUE       COST
                                                          -------    ---------
Debt issued by municipalities and their subdivisions:
  Maturing within 1 year................................  $   400     $   400
  Maturing after 1 year through 5 years.................    1,600       1,600
  Maturing after 5 years through 10 years...............    3,675       3,675
  Maturing after 10 years...............................    9,400       9,400
Corporate debt securities maturing within 1 year........   55,341      55,372
Certificates of Deposit maturing within 1 year..........    4,498       4,498
Corporate Equity Fund...................................    1,000       1,000
U.S. Government Treasury Fund...........................   14,236      14,236
                                                          -------     -------
Total...................................................  $90,150     $90,181
                                                          =======     =======

     At December 31, 1997, all marketable securities held by the Company were available for current operations and were therefore classified in the Consolidated Balance Sheet as current assets. Unrealized holding gains and losses on available-for-sale securities, which were not material at December 31, 1997, are reflected in "Other comprehensive income" in the Consolidated Statements of Stockholders' Equity and Owners' Deficit. Proceeds from sales of available-for-sale securities during the years ended December 31, 1998 and 1997, totaled $283,779 and $231,072, respectively, and resulted in no realized gain or loss. Realized gains and losses are determined based on a specific identification basis.

7.  INVENTORY

     The components of inventory at December 31 were as follows:

                                                             1998       1997
                                                            -------    ------
Finished goods............................................  $ 5,068
Work-in-process...........................................   25,012    $2,721
Raw materials.............................................    4,727     3,513
                                                            -------    ------
Total.....................................................  $34,807    $6,234
                                                            =======    ======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

8.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 consisted of the following:

                                                            1998       1997
                                                          --------    -------
Land....................................................  $  4,544    $ 1,360
Machinery and equipment.................................    47,203     32,490
Leasehold improvements..................................    31,099      8,423
Buildings and improvements..............................    20,104      7,119
Computer software.......................................     8,189      2,687
Furniture and fixtures..................................     3,688      2,165
Construction in progress................................     4,962      3,289
                                                          --------    -------
Total...................................................   119,789     57,533
Less accumulated depreciation and amortization..........    36,527     26,513
                                                          --------    -------
Net.....................................................  $ 83,262    $31,020
                                                          ========    =======

     Interest capitalized on construction of buildings and improvements and other qualifying assets during the year ended December 31, 1998, was $227. No interest was capitalized during the years ended December 31, 1997 and 1996. Depreciation and amortization of property, plant, and equipment charged to expense for the years ended December 31, 1998, 1997, and 1996, was $13,940, $6,055, and $4,785 respectively.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 consisted of the following:

                                                            1998       1997
                                                           -------    -------
Accounts payable.........................................  $25,221    $13,098
Salaries and benefits....................................   10,448      5,207
Accrued interest.........................................    2,465
Other operating accruals.................................   18,827      8,959
                                                           -------    -------
Total....................................................  $56,961    $27,264
                                                           =======    =======

10.  APPLIED PRINTING NOTE

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

11.  LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                              1998      1997
                                                            --------    ----
Variable rate lines of credit.............................  $201,350
6% - 10% notes payable due 2000 through 2019..............     1,580    $812
6.5% IDA bond due 2004....................................       900
                                                            --------    ----
Total.....................................................  $203,830    $812
                                                            ========    ====

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     At December 31, 1998, the Company had a credit agreement (the "Credit Agreement") with a borrowing capacity of $300,000, comprised of a $195,000 revolving line of credit (the "Revolver") and a $105,000 acquisition line of credit (the "Acquisition Line"). The Acquisition Line and the Revolver have terms that extend through March 2003 and May 2003, respectively. Interest rates on funds borrowed under the Revolver and the Acquisition Line vary from the prime rate in effect at the time of the borrowing to LIBOR plus a factor determined based on the Company's EBITDA (as defined in the Credit Agreement) for the most recently ended twelve month period. At December 31, 1998, $158,950 was outstanding under the Revolver and $42,400 was outstanding under the Acquisition Line. At December 31, 1997, the Company had a revolving line of credit aggregating $60,000 consisting of a $35,000 revolving line of credit (the "1997 Revolver") and a $25,000 acquisition line of credit (the "1997 Acquisition Line") (collectively, the "1997 Credit Agreement"). At December 31, 1997, there were no outstanding borrowings under either the 1997 Revolver or the 1997 Acquisition Line. The average variable rate on borrowings under the Credit Agreement and the 1997 Credit Agreement for the years ended December 31, 1998 and 1997, was 6.52%. and 7.50%, respectively. Under the terms of the Credit Agreement, the Company must comply with certain non-financial and financial covenants, including total funded debt to EBITDA ratios, interest coverage ratios, capital expenditure limitations, and minimum net worth. At December 31, 1998, the Company was in compliance with all covenants. The Company is prohibited from paying dividends under the terms of the Credit Agreement.

     Principal payments on the long-term debt are as follows:

1999......................................................  $  1,699
2000......................................................     1,043
2001......................................................        67
2002......................................................        67
2003......................................................   201,350
Thereafter................................................     1,303
                                                            --------
Total.....................................................   205,529
Less current portion......................................     1,699
                                                            --------
Total long-term debt......................................  $203,830
                                                            ========

     Under the terms of the Credit Agreement, the Company was obligated to enter into hedge arrangements for a minimum of two years covering at least 30% of the amount borrowed on the date the Credit Agreement was executed. In August 1998, the Company entered into three interest rate swap agreements, two of which expire in August 2003 (the "2003 Swaps") and one of which expires in August 2001 (the "2001 Swap") (collectively, the "Swaps"). Under the 2003 Swaps and the 2001 Swap, the Company pays a fixed rate of 5.798% and 5.69%, respectively, per annum on a quarterly basis and is paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the 2003 Swaps are $35,000 and $15,000 and the notional amount of the 2001 Swap is $25,000. The Swaps are being accounted for as hedges against the variable interest rate component of the Credit Agreement. All or a portion of the swaps will no longer be hedges and therefore will expose the Company to market risk to the extent the borrowings under the Credit Agreement fall below the combined notional amounts of the Swaps or the Credit Agreement is not extended beyond its current term to at least cover the term of the 2003 Swaps. The counterparties to the Swaps are major financial institutions. The Company believes the credit risk associated with nonperformance will not be significant.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

12.  INTERCOMPANY BORROWINGS

     Prior to the Initial Offering Date, the Prepress Business had been financed principally through advances from Applied Printing. Historically, Applied Printing had financed all of its operations, including those of the Prepress Business, with Institutional Senior Indebtedness, borrowings from the Daily News, L.P. (the "Daily News") (see Note 17), and borrowings from the majority limited partner (collectively, "Borrowings").

     Prior to the Initial Offering Date, the financial statements include an allocation of Applied Printing's interest expense and related Borrowings. Applied Printing's interest expense related to the Borrowings had been allocated to the Prepress Business based on the ratio of net assets of the Prepress Business, before an allocation of intercompany debt, to the sum of the total consolidated net assets of Applied Printing plus the Applied Printing debt that was not directly attributable to specific divisions within Applied Printing. The intercompany borrowing amounts represented derived amounts that have been computed by applying Applied Printing's weighted average interest rate to the allocated interest expense, calculated using the methodology discussed above. The weighted average interest rate during the period ended April 16, 1996, was 10.8%. The Company incurred interest charges of $944 for the period ended April 16, 1996.

     There have been no intercompany borrowings between the Company and its affiliates since the Initial Offering Date. All amounts due to affiliates subsequent to the Initial Offering Date have resulted from the purchase of goods and services in the normal course of business (see Note 17).

13.  LEASES

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

     Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
1999.....................................................  $1,809      $12,174
2000.....................................................   1,216        8,105
2001.....................................................   1,151        6,441
2002.....................................................   1,087        5,029
2003.....................................................     435        3,498
Later years..............................................     177       13,466
                                                           ------      -------
Total minimum lease payments.............................   5,875      $48,713
                                                                       =======
Less imputed interest....................................     852
                                                           ------
Present value of minimum lease payments..................   5,023
Less current portion.....................................   1,548
                                                           ------
Long-term obligation under capital leases................  $3,475
                                                           ======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                                            1998       1997
                                                           -------    -------
Buildings................................................  $ 4,768    $ 4,768
Machinery and equipment..................................   16,552     13,179
                                                           -------    -------
Total....................................................   21,320     17,947
Less accumulated depreciation............................   11,696      9,766
                                                           -------    -------
Net......................................................  $ 9,624    $ 8,181
                                                           =======    =======

     Total rental expense under operating leases amounted to $14,411, $10,002, and $7,578, for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company enters into sale and leaseback arrangements that are recorded as either capital or operating leases. The gain from these sale and leaseback arrangements is deferred and recognized as credits against either future amortization of the leased asset or future rental expense over the terms of the related leases. At December 31, 1998 and 1997, the remaining balance of the deferred gain totaling $354 and $377, respectively, is included in "Other liabilities", both current and noncurrent, in the accompanying Consolidated Balance Sheets.

14.  INCOME TAXES

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

     The Prepress Business was treated as a partnership for Federal and state income tax purposes prior to the Initial Offering Date and was not subject to tax. At the date of the Initial Offering, the Company recorded the applicable deferred tax assets related to the differences between financial statement and tax basis of the assets and liabilities of the Prepress Business. These deferred tax assets were entirely offset by a valuation allowance. A provision for income taxes is included in the Company's Consolidated Statements of Income only for the periods subsequent to the Initial Offering Date.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The components of the provision for income taxes were as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
CURRENT:
  Federal.............................................  $10,953    $ 3,018    $ 2,287
  State...............................................    2,840      1,187        927
                                                        -------    -------    -------
Total current.........................................   13,793      4,205      3,214
                                                        -------    -------    -------
DEFERRED:
  Federal.............................................   (1,410)      (430)    (2,349)
  State...............................................     (272)    (1,161)
                                                        -------    -------    -------
Total deferred........................................   (1,682)    (1,591)    (2,349)
                                                        -------    -------    -------
TAX BENEFITS NOT IMPACTING PROVISION:
  Federal.............................................      123      4,650
  State...............................................       29      1,876
                                                        -------    -------
Total tax benefits not impacting provision............      152      6,526
                                                        -------    -------
Total provision for income taxes......................  $12,263    $ 9,140    $   865
                                                        =======    =======    =======

     The provision for income taxes varied from the Federal statutory income tax rate due to the following:

                                                          1998       1997      1996
                                                         -------    ------    -------
Taxes at statutory rate................................  $ 7,154    $7,720    $ 3,679
State income taxes, net of Federal tax benefit.........    1,688     1,256        612
Amortization of nondeductible goodwill.................    3,030        10
Meals and entertainment expenses.......................      317       148        252
Change in valuation allowance for Federal deferred tax
  assets...............................................                        (3,870)
Other -- net...........................................       74         6        192
                                                         -------    ------    -------
Provision for income taxes.............................  $12,263    $9,140    $   865
                                                         =======    ======    =======
Federal statutory rate.................................    35.00%    34.00%     34.00%
Effective rate.........................................    60.00%    40.25%      8.00%

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The components of the net deferred tax asset at December 31 were as follows:

                                                             1998       1997
                                                            -------    ------
Deferred tax assets:
Accounts receivable.......................................  $ 2,042    $1,978
Inventory.................................................    2,868
Property, plant, and equipment............................                837
Accrued expenses..........................................    2,083       349
Obligations under capital leases..........................      430       460
Other liabilities.........................................   17,968       262
Other assets..............................................      784       514
                                                            -------    ------
Total deferred tax assets.................................   26,175     4,400
                                                            -------    ------
Deferred tax liabilities:
Prepaid expenses..........................................    2,257
Property, plant, and equipment............................    1,435
                                                            -------
Total deferred tax liabilities............................    3,692
                                                            -------
Net deferred tax asset....................................  $22,483    $4,400
                                                            =======    ======

     A valuation allowance was established at the date of initially recording the deferred tax assets associated with the acquisition of the Prepress Business. Due to the Prepress Business having historically incurred losses, the valuation allowance was deemed necessary due to the uncertainty relating to the Company's ability to utilize these benefits in the future. During the year ended December 31, 1997, the Company reduced the valuation allowance for state deferred tax assets by $881. Based on operating earnings subsequent to the Initial Offering Date and the Company's expectations of future earnings from established contracts and relationships, the Company believes that it is more likely than not that the benefit associated with Federal and state deferred tax assets will be realized in the future and therefore has not established a valuation allowance for deferred tax assets at December 31, 1998.

15.  STOCK OPTIONS

     In 1996, the Board of Directors and stockholders approved a Stock Option Plan (the "Employee Plan") and a Non-employee Directors' Nonqualified Stock Option Plan (the "Directors' Plan") (collectively, the "1996 Plans"). Under the Employee Plan, options are granted to key employees of the Company to purchase common stock of the Company. Options granted under the Employee Plan, which have a term of ten years, become exercisable over a five year period in varying amounts, but in no event less than 5% or more than 25% in any year for any individual optionee. Under the Directors' Plan, options are granted to members of the Board of Directors who are not employees of the Company. Options initially granted under the Directors' Plan become exercisable over a two year period and have a term of ten years. The Directors' Plan also provides for an additional 5,000 options to be granted to non-employee directors on each subsequent anniversary date of having first become a member of the Board of Directors. Such future option grants will have an exercise price equal to the fair market value of the common stock on the date of grant and are fully vested at grant. The 1996 Plans provide for a combined maximum of 4,200,000 shares of the Company's common stock to be available for issuance upon exercise of options.

     In May 1998, the Company's stockholders approved the 1998 Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan allows for the granting of options to employees, nonemployee directors, and independent contractors to purchase common stock of the Company. Options granted under the 1998 Plan have a term of ten years unless a shorter term is established at date of grant. Options granted under the 1998

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

Plan vest over a five year period and, unless an alternative vesting schedule is established at date of grant, vest 20% on the first anniversary of the grant date, 5% on each of the second through fourth anniversaries of the grant date, and 65% on the fifth anniversary of the grant date. A maximum of 4,000,000 shares of the Company's common stock is available for issuance upon exercise of options under the 1998 Plan, inclusive of the shares available for grant under the 1996 Plans. At December 31, 1998, there were 1,711,500 shares reserved for the issuance of stock options.

     Information relating to activity in the Company's stock option plans is summarized in the following table. Unless otherwise indicated, options have been issued with exercise prices equal to market price.

                                                                          WEIGHTED        WEIGHTED
                                                         NUMBER OF        AVERAGE         AVERAGE
                                                           SHARES      EXERCISE PRICE    FAIR VALUE
                                                         ----------    --------------    ----------
Options granted on Initial Offering Date...............   2,475,000        $12.00          $ 7.07
Additional options granted.............................      54,000        $15.61          $ 9.19
Options forfeited......................................     (38,000)       $12.37
                                                         ----------
Options outstanding at December 31, 1996 (none
  exercisable).........................................   2,491,000        $12.07
Options granted........................................     255,500        $45.15          $26.84
Options exercised......................................    (486,700)       $12.03
Options forfeited......................................     (50,600)       $12.79
                                                         ----------
Options outstanding at December 31, 1997...............   2,209,200        $15.89
Options granted........................................     450,000        $47.86          $27.61
Options granted with exercise price greater than
  market...............................................   4,013,000        $30.70          $14.58
Options exercised......................................      (2,000)       $12.00
Options forfeited......................................    (197,500)       $26.64
Options cancelled......................................  (2,250,500)       $43.21
                                                         ----------
Options outstanding at December 31, 1998...............   4,222,200        $18.31
                                                         ==========
Options exercisable at December 31, 1997...............      72,500        $18.29
                                                         ==========
Options exercisable at December 31, 1998...............     615,700        $13.55
                                                         ==========

     Information relating to options outstanding at December 31, 1998, is summarized as follows:

                                 OUTSTANDING                         EXERCISABLE
                 -------------------------------------------   ------------------------
   RANGE OF                  WEIGHTED AVG.    WEIGHTED AVG.              WEIGHTED AVG.
EXERCISE PRICES   OPTIONS    EXERCISE PRICE   REMAINING LIFE   OPTIONS   EXERCISE PRICE
---------------  ---------   --------------   --------------   -------   --------------
$12.00 - $16.63  1,871,700       $12.07            7.29        563,300       $12.08
$22.50           2,288,500       $22.50            9.75         40,000       $22.50
$47.50 - $52.75     62,000       $51.73            8.91         12,400       $51.73

     The Company accounts for the issuance of stock options under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no compensation cost recognized by the Company on the options granted in 1998, 1997, and 1996.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," provides for an alternative measurement of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. The

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. The following weighted average assumptions were used in calculating the fair value of options granted:

                                                       1998         1997         1996
                                                     ---------    ---------    ---------
Risk-free interest rate............................    5.34%        6.20%        6.75%
Expected life......................................  6.9 years    6.0 years    6.0 years
Expected volatility................................   0.6159       0.5606       0.5394
Expected dividend yield............................     0%           0%           0%

     Had the Company elected to account for the issuance of stock options under SFAS No. 123, the compensation cost would have been $3,515, $3,957, and $2,511 for the years ended December 31, 1998, 1997, and 1996, respectively. The pro forma net income and earnings per share for the years ended December 31, 1998, 1997 and 1996, calculated as if the Company had elected to account for the issuance of stock options under SFAS No. 123, were as follows:

                                                           1998      1997       1996
                                                          ------    -------    ------
Net Income..............................................  $6,137    $11,203    $8,298
Basic Earnings per Share................................  $ 0.30    $  0.72    $ 0.66
Diluted Earnings per Share..............................  $ 0.30    $  0.70    $ 0.66

16.  EARNINGS PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in December 1997. Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the years ended December 31, 1998, 1997, and 1996. The number of common shares used in the computation of basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996, including pro forma computations, are summarized as follows:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Basic:
  Weighted average issued shares outstanding...  20,554,000    15,475,000    12,660,000
  Prior year contingently issuable common
     shares not issued.........................       9,000
                                                 ----------    ----------    ----------
Weighted average shares outstanding -- Basic...  20,563,000    15,475,000    12,660,000
Effect of Dilutive Securities:
  Stock options and warrants...................     658,000       946,000       264,000
  Contingently issuable common shares..........       4,000         9,000
                                                 ----------    ----------    ----------
Weighted average shares
  outstanding -- Diluted.......................  21,225,000    16,430,000    12,924,000
                                                 ==========    ==========    ==========

17.  RELATED PARTY TRANSACTIONS

     In addition to the business it transacts with Applied Printing, the Company also does business and shares services with entities beneficially owned by the Chairman and the CEO, including the Daily News and U.S. News & World Report, L.P. ("U.S. News"). The Company also does business with Snyder Communications, Inc. and its subsidiaries, a provider of outsourced marketing services, of which both the Chairman and the CEO are members of the Board of Directors and in the aggregate own approximately 10.0% of the outstanding common stock. Also, during the years ended December 31, 1998 and 1997, the Company utilized the services of Boston Properties, Inc. ("Boston Properties"), a real estate development company of which the

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

Chairman is the Chairman of the Board of Directors and owns approximately 12.8% of the outstanding common stock, primarily for construction related to office space occupied by the Company in New York City.

     DUE TO/FROM AFFILIATES -- Affiliates owed the Company $6,561 and $5,561 at December 31, 1998 and 1997, respectively, representing trade receivables. The Company owed affiliates $1,513 and $923 at December 31, 1998 and 1997, respectively.

     AFFILIATE SALES AND PURCHASES -- The Company has entered into Production Services Agreements with U.S. News and the Daily News pursuant to which it provides content management services. The agreement with U.S. News expires on December 31, 2000, and is renewable annually thereafter by mutual agreement of the parties. The agreement with the Daily News commenced in October 1995 and is renewable annually by mutual agreement of the parties. In addition, the Company occasionally provides services to and purchases services from related parties. Sales to and purchases from related parties for the years ended December 31, 1998, 1997, and 1996, were as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Affiliate sales.......................................  $23,658    $16,845    $11,610
Affiliate purchases...................................  $ 7,921    $ 4,683    $ 3,097

     Sales to affiliates represented 6.0%, 9.1%, and 8.7% of the Company's revenues for the years ended December 31, 1998, 1997, and 1996, respectively.

     ALLOCATED COSTS -- Prior to the Initial Offering Date, Applied Printing and other related parties provided to the Company certain administrative services that included cash management, financial reporting, legal, and other similar services. The costs allocated to the Company were based on either specific identification of expenses attributable to the Prepress Business, where practicable, or an allocation of the total costs incurred. For such services, the Company incurred charges of $1,534 for the period ended April 16, 1996.

     In the opinion of management, such allocated costs were made on a basis that is considered to be reasonable; however, these costs are not necessarily indicative of the total costs that the Company would have incurred had it operated on a stand-alone basis.

     SHARED COSTS -- The Company receives certain legal and computer services from the Daily News and U.S. News. For such services, the Company incurred charges of $508, $308, and $303 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company also received certain merger and acquisition services from the Daily News in 1998, for which the Company was charged $251.

     In addition, during 1998, the Company jointly implemented new financial systems with the Daily News and U.S. News. The software vendor costs incurred for this project have been divided among the Company and its affiliates on the basis of either specific identification or an allocation of common charges based on an estimate of the number of end users. The Company incurred charges of $3,810 during 1998 related to the software vendor for this project, which was included as part of property, plant, and equipment at December 31, 1998.

     TECHNOLOGY DEVELOPMENT AGREEMENT -- Under an arrangement with the Daily News, the Company was reimbursed for the costs incurred in the development of certain digital technologies. Such reimbursements totaled $100 in the year ended December 31, 1996. There was no reimbursement in the years ended December 31, 1998 and 1997.

     LEASES -- The Company leases office space in Washington, D.C. from U.S. News. The charges incurred for the lease were $306, $301, and $293 for the years ended December 31, 1998, 1997, and 1996, respectively. In addition, the Company leased office space in New York City from Applied Printing for a portion of 1998 and the years ended December 31, 1997 and 1996, for which it incurred charges of $106, $385, and $289,

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

respectively. The Company also leased a facility from the Daily News and incurred charges of $72 and $53 for the years ended December 31, 1997 and 1996, respectively.

     VENDOR AGREEMENT -- The Company is a party to an agreement originally entered into in January 1992 by Applied Printing with a vendor and its affiliate. Pursuant to such agreement, the Company and certain of its affiliates are obligated to purchase a specified cumulative annual minimum amount of the vendor's products provided that the prices are market competitive and that the products meet technological and customer specifications. The Company receives a significant rebate from the vendor that varies based on the volume of products purchased. In addition, in 1995, the vendor prepaid to the Company $2,745 of the rebate expected to be earned in future periods. The remaining prepaid rebate balance of $767, all of which is due to the vendor based on purchases made during 1998, is reflected as a reduction of the total rebate receivable from the vendor included in "Other current assets" in the Consolidated Balance Sheet at December 31, 1998.

18.  RETIREMENT PLANS

     The Company has a defined contribution plan in which employees are eligible to participate upon the completion of six months of service and the attainment of 21 years of age. Participants can contribute into the plan on both a pre-tax and after-tax basis. In addition, the Company can make discretionary contributions into the plan. Participants vest 100% in the Company's discretionary contribution upon the completion of five years of service. The Company did not make any discretionary contributions for the years ended December 31, 1998, 1997, and 1996.

     The Company has various defined contribution plans covering employees at certain operations acquired in 1997 and 1998 who meet eligibility requirements. Amounts contributed to these defined contribution plans are at the Company's discretion. Contributions charged to operations for such plans for the year ended December 31, 1998, was $968. The Company also contributes to various multiemployer benefit plans that cover employees pursuant to collective bargaining agreements. The total contributions to multiemployer plans charged to operations for the years ended December 31, 1998, 1997, and 1996, were $461, $203, and $149, respectively.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is contingently liable as a result of transactions arising in the ordinary course of business and is involved in certain legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with counsel, the ultimate resolution of these matters will not have a material effect on the Company's Consolidated Financial Statements.

20.  CONCENTRATION OF CREDIT RISK

     Other than interest rate swap agreements (see Note 11), financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

     The Company provides credit to customers on an uncollateralized basis after evaluating customer credit worthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and retailing businesses. The Company's largest customer, a major retailer, accounted for approximately $40,950, or 10.4%, of revenues for the year ended December 31, 1998. The Company's five largest customers, excluding related parties, comprise 28%, 33%, and 35% of revenues for the years ended December 31, 1998, 1997, and 1996, respectively. In addition, amounts due from these customers represent 14% and 26% of trade accounts receivable as of December 31, 1998 and 1997, respectively. Any termination or significant disruption of the Company's relationships with any

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

of its principal customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

21.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes were as follows:

                                                                1998      1997    1996
                                                               -------   ------   ----
Interest paid (net of amounts capitalized)..................   $ 5,207   $1,138   $702
Income taxes paid...........................................   $15,214   $4,847   $766

     Noncash investing and financing activities were as follows:

                                                               1998         1997       1996
                                                             ---------    --------    -------
Increase in additional paid-in capital from income tax
  benefit associated with exercise of stock options........  $       9    $  6,407
Reduction of goodwill from amortization of excess tax
  deductible goodwill......................................  $     143    $    119
Acquisition of property, plant, and equipment in exchange
  for obligations under capital leases.....................  $   3,373    $  1,235
Additions to intangible assets for contingent payments.....  $   5,001    $  3,174
Non-contingent future payments related to acquisitions.....  $   1,234    $    488
Conversion of intercompany borrowing into Applied Printing
  Note.....................................................                           $16,000
Distribution to Applied Printing in the form of increased
  intercompany borrowing...................................                           $ 3,819
Common stock issued in exchange for the Prepress
  Business.................................................                           $    93
Common stock and warrants issued for acquisitions..........  $ 225,665    $    330    $ 8,500
Acquisitions:
Fair value of assets acquired..............................  $ 572,986    $ 22,204    $ 8,600
Cash paid..................................................   (272,752)    (11,024)
Fair value of common stock and warrants issued.............   (225,665)       (330)    (8,500)
                                                             ---------    --------    -------
Liabilities assumed........................................  $  74,569    $ 10,850    $   100
                                                             =========    ========    =======

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                    1998                      1997
                                           ----------------------    ----------------------
                                           CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                            AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                           --------    ----------    --------    ----------
ASSETS:
Cash and cash equivalents................  $ 20,909     $ 20,909     $12,584      $12,584
Marketable securities....................                            $90,150      $90,150
Other assets.............................  $  7,444     $  7,444     $ 5,995      $ 5,995
LIABILITIES:
Long-term debt...........................  $205,529     $205,760     $ 1,418      $ 1,263
Obligations under capital leases.........  $  5,023     $  5,007     $ 3,708      $ 3,629
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Unrealized loss on interest rate swap
  agreements.............................               $  1,711

     The following methods and assumptions were used to estimate the fair value of financial instruments presented above:

     CASH AND CASH EQUIVALENTS -- the carrying amount is a reasonable approximation of fair value.

     MARKETABLE SECURITIES -- the fair value of marketable securities is based on quoted market prices or dealer quotes.

     OTHER ASSETS -- the carrying amount of non-trade accounts receivables is a reasonable approximation of fair value.

     LONG-TERM DEBT -- the fair value of notes payable, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its revolving credit line. The carrying amount of the revolving credit line is a reasonable approximation of fair value since it is a variable-rate obligation.

     OBLIGATIONS UNDER CAPITAL LEASES -- the fair value of obligations under capital leases, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its revolving credit line.

     INTEREST RATE SWAP AGREEMENTS -- the fair value of the interest rate swap agreements is the estimated amount the Company would have to pay to terminate the agreements.

23.  SEGMENT INFORMATION

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," in 1998. The Company determined that its two reportable segments are content management services and publishing. The content management services segment provides creative and editorial design services and prepress services, which combine text with pictures and graphics into page layout format for reproduction. The Company provides content management services to magazine publishers, advertising agencies, entertainment companies, automobile and other consumer products manufacturers, and retailers. The publishing segment sells greeting cards, calendars, art prints, and other wall decor products to mass-market merchants, card shops, bookstores, art galleries, designers, and framers.

     The Company identifies its reportable segments based on the services and products provided by its various operations. The content management services segment is an aggregation of such services the Company

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

offers at its own facilities and the similar services provided at customer locations under facilities management contracts. The Company's other operating segments are broadcast media distribution services and digital services, neither of which are reportable segments because they do not meet the quantitative thresholds established by SFAS No. 131, and are reported as "Other operating segments" in the following disclosure.

     The Company measures profit or loss of its segments based on operating income. Operating income for segments includes interest associated with equipment financing, which is included in interest expense in the Consolidated Statements of Income, and excludes amortization of intangible assets, restructuring charges, and non-recurring charges. The accounting policies used to measure operating income of the segments are the same as those outlined in
Note 2 to the Consolidated Financial Statements.

     Segment information relating to results of operations was as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
REVENUE:
Content Management Services........................  $303,243    $158,694    $122,581
Publishing.........................................    55,183
Other operating segments...........................    35,699      26,299      10,144
                                                     --------    --------    --------
Total..............................................  $394,125    $184,993    $132,725
                                                     ========    ========    ========
OPERATING INCOME:
Content Management Services........................  $ 51,475    $ 22,348    $ 16,328
Publishing.........................................     7,229
Other operating segments...........................     2,147       6,132       1,391
                                                     --------    --------    --------
Total..............................................    60,851      28,480      17,719
Other business activities..........................   (13,971)     (5,950)     (6,174)
Amortization of intangibles........................    (7,268)       (791)       (147)
Interest expense...................................    (7,717)       (464)     (1,302)
Interest income....................................     1,892       1,724         497
Other income (expense).............................       861        (292)        227
Restructuring charges..............................    (8,550)
Non-recurring charges..............................    (5,659)
                                                     --------    --------    --------
Consolidated Income before Provision for Income
  Taxes............................................  $ 20,439    $ 22,707    $ 10,820
                                                     ========    ========    ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                           1998       1997      1996
                                                          -------    ------    ------
INTEREST EXPENSE ON EQUIPMENT FINANCING:
Content Management Services.............................  $   378    $  488    $  405
Publishing..............................................       --        --        --
Other operating segments................................       21         7         4
Other business activities...............................       58        75       122
                                                          -------    ------    ------
Total...................................................  $   457    $  570    $  531
                                                          =======    ======    ======
DEPRECIATION EXPENSE:
Content Management Services.............................  $10,735    $4,481    $4,013
Publishing..............................................      669
Other operating segments................................    1,013       546       277
Other business activities...............................    1,523     1,028       495
                                                          -------    ------    ------
Total...................................................  $13,940    $6,055    $4,785
                                                          =======    ======    ======

     Segment information related to the Company's assets was as follows:

                                                                1998        1997
                                                              --------    --------
TOTAL ASSETS:
Content Management Services.................................  $493,736    $ 82,000
Publishing..................................................   128,388
Other operating segments....................................    33,601      27,359
Other business activities...................................    56,818     115,434
                                                              --------    --------
Total.......................................................  $712,543    $224,793
                                                              ========    ========
CAPITAL EXPENDITURES:
Content Management Services.................................  $ 17,718    $ 11,596
Publishing..................................................     1,634
Other operating segments....................................     2,477       2,311
Other business activities...................................     9,066          90
                                                              --------    --------
Total.......................................................  $ 30,895    $ 13,997
                                                              ========    ========

     Prior to the 1998 merger with Devon, all of the Company's revenues were generated, and all of its property, plant, and equipment was located, in the United States. Segment information relating to geographic regions for 1998 was as follows:

REVENUES:
United States...............................................  $387,650
Foreign countries...........................................     6,475
                                                              --------
Total.......................................................  $394,125
                                                              ========
PROPERTY, PLANT, AND EQUIPMENT:
United States...............................................  $ 82,806
Foreign countries...........................................       456
                                                              --------
Total.......................................................  $ 83,262
                                                              ========

     The Company's largest customer, a major retailer, accounted for 10.4%, or $40,950, of revenues for the year ended December 31, 1998. All such revenues pertained to the content management services segment.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

24.  SUBSEQUENT EVENT

     On March 25, 1999, the Company tendered an offer to purchase all of the outstanding ordinary shares of Wace Group Plc ("Wace") for 90 pence per share for total cash consideration of approximately L71,400,000, or approximately $117,800. The Company has also announced that after consummation of the transaction, it intends to make an offer to acquire Wace's 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") redeemable in 2005. The Company currently intends to issue subordinated notes in exchange for the Preference Shares. Such current intention may change depending upon financial market conditions and other factors. As of December 31, 1998, Preference Shares with an aggregate par value of approximately L39,167,000, or $64,626, were outstanding. Wace, which is headquartered in the United Kingdom, operates an international network of digital imaging businesses and is a provider of prepress, color management, interactive media, and print procurement services. As of and for the year ended December 31, 1998, Wace had total assets, revenues, and a loss before taxes of L82,651,000, L183,973,000, and L41,698,000, respectively. To finance the offer, the Company has entered into an amended and restated credit agreement with its lending institution that will replace the Company's existing credit facilities and increase the Company's borrowing capacity to $350,000 only upon consummation of the transaction. An entity that had made offers for Wace has stated that it will not make any additional offers. Other entities may make a competing offers.

25.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     Prior to the Initial Offering Date, the Company was treated as a partnership for Federal and state income tax purposes and was not subject to tax. The Pro Forma Net Income Data in the Consolidated Statements of Income presents what the provision for income taxes, net income, and earnings per common share for the year ended December 31, 1996, would have been had the Company been treated as a C Corporation for the period prior to the Initial Offering Date.

26.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 1998 QUARTER ENDED
                                                -----------------------------------------------------
                                                MARCH 31   JUNE 30(1)   SEPTEMBER 30   DECEMBER 31(2)
                                                --------   ----------   ------------   --------------
                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues......................................  $59,655     $80,908       $124,876        $128,686
Gross profit..................................  $21,096     $30,791       $ 45,842        $ 47,258
Income (loss) before provision for income
  taxes.......................................  $ 9,446     $ 5,744       $  7,463        $ (2,214)
Net income (loss).............................  $ 5,573     $ 3,199       $  3,631        $ (4,227)
Earnings (loss) per common share:
  Basic.......................................  $  0.31     $  0.16       $   0.16        $  (0.19)
  Diluted.....................................  $  0.30     $  0.16       $   0.16        $  (0.19)

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                                1997 QUARTER ENDED
                                             --------------------------------------------------------
                                             MARCH 31     JUNE 30      SEPTEMBER 30    DECEMBER 31(3)
                                             --------    ----------    ------------    --------------
                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues...................................  $39,761      $41,311        $ 50,416         $ 53,505
Gross profit...............................  $12,940      $15,261        $ 18,634         $ 18,140
Income before provision for income taxes...  $ 4,259      $ 5,382        $  6,995         $  6,071
Net income.................................  $ 2,598      $ 3,283        $  4,142         $  3,544
Earnings per common share:
  Basic....................................  $  0.18      $  0.23        $   0.27         $   0.20
  Diluted..................................  $  0.17      $  0.21        $   0.25         $   0.19

---------------
(1) Includes a $5,300 restructuring charge in connection with the Company's plan to restructure its operations to achieve operating efficiencies associated with the growth of its content management operations, primarily resulting from the merger with Devon and the acquisition of Color Control.

(2) Includes a $3,250 restructuring charge, a $3,150 charge related to the abandonment of certain of the Company's digital photography operations obtained as part of the acquisition of DI, and a $2,509 charge for the impairment of intangibles related to the digital photography operation obtained in the acquisition of Amusematte.

(3) Includes a pretax charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. -- The information with respect to directors required by this item is incorporated herein by reference to the 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

     (b) Executive Officers. -- The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to the 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Listed below are the documents filed as a part of this report:

        1.  Financial Statements and the Independent Auditors' Report:

           Independent Auditors' Report.

           Consolidated Balance Sheets.

          Consolidated Statements of Income for the Years Ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Stockholders' Equity and Owners' Deficit for the Years Ended December 31, 1998, 1997, and 1996.

           Notes to Consolidated Financial Statements.

        2.  Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1998 and 1997.

        3.  Exhibits:

         2.1            Asset Purchase Agreement by and among Applied Graphics
                        Technologies, Inc., and Flying Color Graphics, Inc. and its
                        Shareholders dated January 16, 1998 (Incorporated by
                        reference to Exhibit No. 2.1 forming part of the
                        Registrant's Report on Form 8-K (File No. 0-28208) filed
                        with the Securities and Exchange Commission under the
                        Securities Exchange Act of 1934, as amended, on January 30,
                        1998).
         2.2            Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
                        Technologies, Inc., and AGT Acquisition Corp. (Incorporated
                        by reference to Exhibit No. 2.2 forming part of the
                        Registrant's Report on Form 10-K (File No. 0-28208) filed
                        with the Securities and Exchange Commission under the
                        Securities Act of 1934, as amended, for the fiscal year
                        ended December 31, 1997).
         3.1(a)         First Restated Certificate of Incorporation (Incorporated by
                        reference to Exhibit No. 3.1 forming part of the
                        Registrant's Registration Statement on Form S-1 (File No.
                        333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
         3.1(b)         Certificate of Amendment of First Restated Certificate of
                        Incorporation (Incorporated by reference to Exhibit No.
                        3.1(b) forming part of the Registrant's Report on Form 10-Q
                        (File No. 0-28208) filed with the Securities and Exchange
                        Commission under the Securities Exchange Act of 1934, as
                        amended, for the quarterly period ended June 30, 1998).
         3.2(a)         Amended and Restated By-Laws of Applied Graphics
                        Technologies, Inc. (Incorporated by reference to Exhibit No.
                        3.2 forming part of Amendment No. 3 to the Registrant's
                        Registration Statement on Form S-1 (File No. 333-00478)
                        filed with the Securities and Exchange Commission under the
                        Securities Act of 1933, as amended).

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

         10.6(b)(i)     Employment Agreement, effective as of April 1, 1996, between the Company and Georgia L. McCabe (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the
                        Registrant's Registration Statement on Form S-1 (File No.
                        333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
         10.6(b)(ii)    Employment Agreement Extension dated March 23, 1998, between the Company and Georgia L. McCabe (Incorporated by reference to Exhibit No. 10.6 (b)(ii) forming part of the Registrant's
                        Registration Statement on Form S-4 (File No. 333-51135)
                        filed with the Securities and Exchange Commission under the
                        Securities Act of 1933, as amended).
         10.6(d)(i)     Employment Agreement, effective as of April 1, 1996, between the Company and Scott A. Brownstein (Incorporated by
                        reference to Exhibit No. 10.6 forming part of Amendment No.
                        3 to the Registrant's Registration Statement on Form S-1
                        (File No. 333-00478) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended).
         10.6(d)(ii)    Employment Agreement Extension dated March 23, 1998, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6 (d)(ii) forming part of the Registrant's
                        Registration Statement on Form S-4 (File No. 333-51135)
                        filed with the Securities and Exchange Commission under the
                        Securities Act of 1933, as amended).
         10.6(e)(i)     Employment Agreement, effective as of June 1, 1996, between the Company and Louis Salamone, Jr. (Incorporated by
                        reference to Exhibit No. 10.6(e) forming part of the
                        Registrant's Report on Form 10-Q (File No. 0-28208) filed
                        with the Securities and Exchange Commission under the
                        Securities Exchange Act of 1934, as amended, for the
                        quarterly period ended March 31, 1997).
         10.6(e)(ii)    Noncompetition, Nonsolicitation, and Confidentiality
                        Agreement, effective as of June 1, 1996, between the Company and Louis Salamone, Jr. (Incorporated by reference to
                        Exhibit No. 10.6(e) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities
                        and Exchange Commission under the Securities Exchange Act of
                        1934, as amended, for the fiscal year ended December 31,
                        1996).
         10.6(e)(iii)   Employment Agreement Extension dated March 23, 1998, between the Company and Louis Salamone, Jr. (Incorporated by
                        reference to Exhibit No. 10.6(e)(iii) forming part of the
                        Registrant's Registration Statement on Form S-4 (File No.
                        333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
         10.6(f)        Employment Agreement, effective as of July 21, 1998, between the Company and Jonathan C. Swindle (Incorporated by
                        reference to Exhibit No. 10.6(f) forming part of the
                        Registrant's Report on Form 10-Q (File No. 0-28208) filed
                        with the Securities and Exchange Commission under the
                        Securities Act of 1934, as amended, for the quarterly period ended September 30, 1998).
         10.7           Form of Registration Rights Agreement (Incorporated by
                        reference to Exhibit No. 10.7 forming part of Amendment No.
                        3 to the Registrant's Registration Statement on Form S-1
                        (File No. 333-00478) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended).
         10.8(a)        Applied Graphics Technologies, Inc., 1998 Incentive
                        Compensation Plan (Incorporated by reference to Exhibit E of the Proxy Statement/Prospectus forming part of the
                        Registrant's Registration Statement on Form S-4 (File No.
                        333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

            10.8(b)         First Amendment to the Applied Graphics Technologies, Inc., 1998 Incentive Compensation
                            Plan. (Incorporated by reference to Exhibit No. 10.8(b) forming part of Registrant's
                            Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended
                            June 30, 1998).
            10.9(a)         Credit Agreement, dated as of May 27, 1998, among Applied Graphics Technologies, Inc.,
                            Other Institutional Lenders as Initial Lenders, Fleet Bank, N.A., First Union National
                            Bank, and BankBoston, N.A. (Incorporated by reference to Exhibit 4.1 of the Registrant's
                            Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on June 10, 1998).
            10.9(b)         Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement among Applied
                            Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank,
                            N.A., First Union National Bank, and BankBoston, N.A. (Incorporated by reference to
                            Exhibit No. 10.9(b) forming part of Registrant's Report on Form 10-Q (File No. 0-28208)
                            filed with the Securities and Exchange Commission under the Securities Exchange Act of
                            1934, as amended, for the quarterly period ended June 30, 1998).
            10.9(c)         Amendment No. 2, dated as of September 15, 1998, to the Credit Agreement among Applied
                            Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, Fleet Bank,
                            N.A., First Union National Bank, and Bank Boston, N.A. (Incorporated by reference to
                            Exhibit No. 10.9(c) forming part of the Registrant's Report on Form 10-Q (File No.
                            0-28208) filed with the Securities and Exchange Commission under the Securities Act of
                            1934, as amended, for the quarterly period ended September 30, 1998).
            22              Subsidiaries of the Registrant.
            23              Consent of Deloitte & Touche LLP
            27              Financial Data Schedule (EDGAR filing only).

            99              Amended and Restated Credit Agreement dated as of March 10, 1999, among Applied Graphics
                            Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A.
                            (Incorporated by reference to Exhibit No. 99.2 forming part of the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on March 22, 1999).

---------------
* Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)

By: /s/      FRED DRASNER
    ----------------------------------
    Fred Drasner
    Director, Chairman, Chief
    Executive Officer, and
      Chief Operating Officer
     (Duly authorized officer)

Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 1999.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                  /s/ FRED DRASNER                       Director, Chairman, Chief Executive Officer,
-----------------------------------------------------      and Chief Operating Officer (Principal
                    Fred Drasner                           Executive Officer)

                  /s/ DIANE ROMANO                       President
-----------------------------------------------------
                    Diane Romano

               /s/ LOUIS SALAMONE, JR.                   Senior Vice President and Chief Financial
-----------------------------------------------------      Officer (Principal Financial and
                 Louis Salamone, Jr.                       Accounting Officer)

                 /s/ MARTIN D. KRALL                     Executive Vice President, Chief Legal
-----------------------------------------------------      Officer, Secretary and Director
                   Martin D. Krall

              /s/ MARNE OBERNAUER, JR.                   Vice Chairman and Director
-----------------------------------------------------
                Marne Obernauer, Jr.

              /s/ MORTIMER B. ZUCKERMAN                  Chairman of the Board of Directors
-----------------------------------------------------
                Mortimer B. Zuckerman

                 /s/ JOHN R. HARRIS                      Director
-----------------------------------------------------
                   John R. Harris

                 /s/ EDWARD H. LINDE                     Director
-----------------------------------------------------
                   Edward H. Linde

                 /s/ DAVID R. PARKER                     Director
-----------------------------------------------------
                   David R. Parker

                 /s/ HOWARD STRINGER                     Director
-----------------------------------------------------
                   Howard Stringer

                      SIGNATURE                                             TITLE
                      ---------                                             -----
                /s/ LINDA J. WACHNER                     Director
-----------------------------------------------------
                  Linda J. Wachner

                  /s/ JOHN ZUCCOTTI                      Director
-----------------------------------------------------
                    John Zuccotti

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                             ADDITIONS
                                  BALANCE AT    -----------------------------------
                                 BEGINNING OF   CHARGED TO COSTS   CHARGED TO OTHER                    BALANCE AT
DESCRIPTION                         PERIOD        AND EXPENSES       ACCOUNTS(1)      DEDUCTIONS(2)   END OF PERIOD
-----------                      ------------   ----------------   ----------------   -------------   -------------
Allowances deducted in the
  balance sheet from assets to
  which they apply:
For the year ended December 31,
  1997
Allowance for doubtful
  accounts.....................     $  472           $3,990            $   308           $  (781)        $ 3,989
                                    ======           ======            =======           =======         =======
For the year ended December 31,
  1998
Allowance for doubtful
  accounts.....................     $3,989           $1,869            $13,446           $(3,481)        $15,823
                                    ======           ======            =======           =======         =======

---------------
(1) Represents allowances for doubtful accounts recorded in connection with acquisitions.

(2) Represents uncollectible accounts written off.