Form 10-Q
period 1999-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1999-05-17
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's common stock outstanding as of April 30, 1999, was 22,394,772.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                     March 31,            December 31,
                                                                                       1999                   1998
                                                                                       ----                   ----
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   6,343             $  20,909
   Trade accounts receivable (net of allowances of $15,002 in 1999
      and $15,823 in 1998)                                                              82,650                93,552
   Due from affiliates                                                                   7,310                 6,561
   Inventory                                                                            38,270                34,807
   Income tax receivable                                                                 2,155                14,936
   Prepaid expenses and other current assets                                            15,887                14,476
   Deferred income taxes                                                                21,785                21,423
                                                                                     ---------             ---------
          Total current assets                                                         174,400               206,664
Property, plant, and equipment - net                                                    83,849                83,262
Goodwill and other intangible assets (net of accumulated amortization
    of $11,071 in 1999 and $8,546 in 1998)                                             412,451               414,508
Deferred income taxes                                                                      694                 1,060
Other assets                                                                             6,917                 7,049
                                                                                     ---------             ---------
          Total assets                                                               $ 678,311             $ 712,543
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                             $  51,339             $  56,961
   Current portion of long-term debt and obligations under capital leases                1,927                 3,247
   Due to affiliates                                                                     1,798                 1,513
   Other current liabilities                                                            17,658                20,442
                                                                                     ---------             ---------
          Total current liabilities                                                     72,722                82,163
Long-term debt                                                                         178,802               203,830
Obligations under capital leases                                                         3,593                 3,475
Other liabilities                                                                        5,368                 5,677
                                                                                     ---------             ---------
          Total liabilities                                                            260,485               295,145
                                                                                     ---------             ---------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized;
     shares issued and outstanding: 22,394,772 in 1999 and 22,379,127
     in 1998)                                                                              224                   224
   Additional paid-in capital                                                          385,519               385,279
   Accumulated other comprehensive income                                                 (191)                   (4)
   Retained earnings                                                                    32,274                31,899
                                                                                     ---------             ---------
      Total stockholders' equity                                                       417,826               417,398
                                                                                     ---------             ---------
           Total liabilities and stockholders' equity                                $ 678,311             $ 712,543
                                                                                     =========             =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per-share amounts)


                                                        For the Three Months Ended
                                                                March 31,
                                                        1999                   1998
                                                        ----                   ----
Revenues                                             $ 112,034             $  59,655
Cost of revenues                                        74,523                39,040
                                                     ---------             ---------
Gross profit                                            37,511                20,615
                                                     ---------             ---------
Selling, general, and
    administrative expenses                             30,584                11,665
Amortization of intangibles                              2,948                   431
                                                     ---------             ---------
Total operating expenses                                33,532                12,096
                                                     ---------             ---------
Operating income                                         3,979                 8,519
Interest expense                                        (3,390)                 (136)
Interest income                                             44                 1,051
Other income - net                                         117                    12
                                                     ---------             ---------
Income before provision for
    income taxes                                           750                 9,446
Provision for income taxes                                 375                 3,873
                                                     ---------             ---------
Net income                                                 375                 5,573
Other comprehensive income (loss)                         (187)                   27
                                                     ---------             ---------
Comprehensive income                                 $     188             $   5,600
                                                     =========             =========
Earnings per common share:
Basic                                                $    0.02             $    0.31
Diluted                                              $    0.02             $    0.30

Weighted average number of common shares:
Basic                                                   22,395                17,929
Diluted                                                 22,395                18,861

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)


                                                                                          For the Three Months Ended
                                                                                                    March 31,
                                                                                          1999                   1998
                                                                                          ----                   ----
Cash flows from operating activities:
Net income                                                                              $     375             $   5,573
Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization                                                         7,546                 2,361
      Deferred taxes                                                                           (3)                  412
      Other                                                                                 1,272                  (703)
Changes in Operating Assets and Liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                            10,347                (2,481)
      Due from/to affiliates                                                                 (464)                   50
      Inventory                                                                            (2,854)                 (653)
      Other assets                                                                         10,803                 2,673
      Accounts payable and accrued expenses                                                (6,314)                1,635
      Other liabilities                                                                    (2,658)               (3,040)
                                                                                        ---------             ---------
Net cash provided by operating activities                                                  18,050                 5,827
                                                                                        ---------             ---------

Cash flows from investing activities:
      Investment in available-for-sale securities                                                               (99,714)
      Proceeds from sale of available-for-sale securities                                                       118,830
      Property, plant, and equipment expenditures                                          (6,806)               (6,403)
      Entities purchased, net of cash acquired                                               (628)              (18,257)
      Other                                                                                  (112)
                                                                                        ---------             ---------
Net cash used in investing activities                                                      (7,546)               (5,544)
                                                                                        ---------             ---------

Cash flows from financing activities:
      Proceeds from sale/leaseback transactions                                             1,283                 1,122
      Repayment of notes and capital lease obligations                                       (203)               (1,644)
      Repayments under revolving credit line - net                                        (26,150)
                                                                                        ---------             ---------
Net cash used in financing activities                                                     (25,070)                 (522)
                                                                                        ---------             ---------

Net decrease in cash and cash equivalents                                                 (14,566)                 (239)
Cash and cash equivalents at beginning of period                                           20,909                12,584
                                                                                        ---------             ---------

Cash and cash equivalents at end of period                                              $   6,343             $  12,345
                                                                                        =========             =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                 (In thousands of dollars except share amounts)


                                                              For the three months ended March 31, 1999
                                                                                    Accumulated
                                                                 Additional             other
                                                                   paid-in          comprehensive         Retained
                                                Common stock       capital             income             earnings
                                                ------------       -------             ------             --------
Balance at January 1, 1999                          $ 224         $ 385,279           $      (4)          $ 31,899

Issuance of 15,645 common shares as
   additional consideration in connection
   with a 1997 acquisition                                              240

Other comprehensive income (loss)                                                          (187)

Net income                                                                                                     375

                                                    -----         ---------           ----------         ---------
Balance at March 31, 1999                           $ 224         $ 385,519           $    (191)         $  32,274
                                                    =====         =========           ==========         =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 1998 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

    Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 1999 presentation.

2.  RESTRUCTURING

     During 1998, the Company commenced two separate plans to restructure its operations (the "Second Quarter Plan" and the "Fourth Quarter Plan", respectively). As part of the Second Quarter Plan, the Company will close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at those locations to the Carlstadt facility. In addition, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. As part of the Fourth Quarter Plan, the Company plans to close several facilities in Illinois and terminate employees on a Company-wide basis. The work performed at each of the facilities to be closed will be performed at the Company's other Midwest facilities.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete the Second Quarter Plan and the Fourth Quarter Plan by June 1999 and December 1999, respectively.

     As of March 31, 1999, approximately $986 and $2,743 was included in "Other current liabilities" in the accompanying Consolidated Balance Sheet for the future costs of the Second Quarter Plan and the Fourth Quarter Plan, respectively. During the first three months of 1999, approximately $518 was charged against the Second Quarter Plan's restructuring reserve and $94 was charged against the Fourth Quarter Plan's restructuring reserve. The charges against the Second Quarter Plan's restructuring reserve were comprised of $248 for severance for 37 employees, $126 for facility closure costs, and $144 related to assets no longer utilized as a result of the restructuring. The charges against the Fourth Quarter Plan's restructuring reserve were comprised of $84 for severance for 21 employees and $10 for facility closure costs.

3.   INVENTORY

     The components of inventory were as follows:

                                                 March 31,           December 31,
                                                   1999                 1998
                                                   ----                 ----
Finished Goods                                   $  7,478             $  5,068
Work-in-process                                    24,556               25,012
Raw materials                                       6,236                4,727
                                                 --------             --------
Total                                            $ 38,270             $ 34,807                                      $
                                                 ========             ========


4.   RELATED PARTY TRANSACTIONS

    Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 1999 and 1998 were as follows:

                                              1999               1998
                                              ----               ----
Affiliate sales                              $ 2,742           $ 7,544
Affiliate purchases                          $   811           $ 1,685
Administrative charges                       $   322           $   295


     Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates.

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the three months ended March 31, 1999 and 1998 were as follows:

                                             1999          1998
                                             ----          ----
     Interest paid                         $ 4,111        $   91
     Income taxes paid                     $   144        $  294


     Noncash investing and financing activities for the three months ended March 31, 1999 and 1998 were as follows:

                                                                    1999                 1998
                                                                    ----                 ----
Reduction of goodwill from amortization of excess tax
    deductible goodwill                                          $      2             $     39

Acquisitions:
Fair value of assets acquired                                    $  2,290             $ 23,656
Cash paid                                                          (1,331)             (18,257)
Fair value of common stock issued                                                       (3,300)
                                                                 --------             --------
Liabilities assumed                                              $    959             $  2,099
                                                                 ========             ========

6.       SEGMENT INFORMATION

     Segment information relating to results of operations for the three months ended March 31, 1999 and 1998, was as follows:

                                                                   1999                  1998
                                                                   ----                  ----
Revenue:
Content Management Services                                      $  85,405             $  50,465
Publishing                                                          18,089
Other operating segments                                             8,540                 9,190
                                                                 ---------             ---------
Total                                                            $ 112,034             $  59,655
                                                                 =========             =========
Operating Income:
Content Management Services                                      $  10,889             $   8,906
Publishing                                                            (116)
Other operating segments                                             1,041                 1,121
                                                                 ---------             ---------

Total                                                               11,814                10,027
Other business activities                                           (5,001)               (1,160)
Amortization of intangibles                                         (2,948)                 (431)
Interest expense                                                    (3,276)                  (53)
Interest income                                                         44                 1,051
Other income                                                           117                    12
                                                                 ---------             ---------
Consolidated Income before Provision for Income Taxes            $     750             $   9,446
                                                                 =========             =========


     Segment information relating to the Company's assets as of March 31, 1999, was as follows:

                                         1999
                                         ----
Total Assets:
Content Management Services            $469,059
Publishing                              125,953
Other operating segments                 32,886
Other business activities                50,413
                                       --------
Total                                  $678,311
                                       ========


7.       PENDING ACQUISITION

    On March 25, 1999, the Company tendered an offer to purchase all of the outstanding ordinary shares of Wace Group Plc ("Wace") for 90 pence per share for total cash consideration of approximately $117,800. The Company has also announced that after consummation of the transaction, it intends to make an offer to acquire Wace's 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") redeemable in 2005. The Company currently intends to issue subordinated notes in exchange for the Preference Shares. Such current intention may change depending on financial market conditions and other factors. As of December 31, 1998, Preference Shares with an aggregate par value of approximately $64,600 were outstanding. Wace, which is headquartered in the United Kingdom, operates an international network of digital imaging businesses and is a provider of prepress, color management, interactive media, and print procurement services. As of and for the year ended December 31, 1998, Wace reported total assets, revenues, and a loss before taxes of approximately $136,400, $303,600, and $68,800, respectively, based on a conversion rate of $1.65 per Great Britain Pound. To finance the offer, the Company has entered into an amended and restated credit agreement with its lending institution that will replace the Company's existing credit facilities and increase the Company's borrowing capacity to $350,000 only upon consummation of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional, or the renewal of existing, facilities management contracts; the timing of completion and the success of the Second Quarter Plan and the Fourth Quarter Plan; the rate and level of capital expenditures; the adequacy of the Company's lines of credit and cash flows to fund cash needs; and the ability to obtain Y2K compliance for various systems, equipment, and software.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH 1998

     Revenues in the first quarter of 1999 were $52,379,000 higher than in the comparable period in 1998. The increase in revenues of $60,726,000 from operations acquired subsequent to the 1998 period was offset by a decrease in revenues of $8,347,000 at operations owned in the 1998 period. Revenues increased by $34,940,000 from content management services, $18,089,000 from publishing operations, and $1,348,000 from broadcast media distribution services. Increased revenues from content management services resulted from revenues of $42,310,000 associated with acquired operations, primarily the content management business acquired in the merger with Devon Group, Inc. ("Devon") in May 1998 and the acquisition of Color Control, Inc. ("Color Control") in June 1998, partially offset by a decrease in revenues of $7,370,000 at the Company's prepress facilities owned in the 1998 period as a result of a drop in sales from its existing customer base. Revenues from publishing operations resulted from the publishing business acquired as part of the merger with Devon. Increased broadcast media distribution services revenues resulted from internally generated growth. These revenue increases were partially offset by a decrease of $1,998,000 in revenues from digital services resulting from reduced software and equipment sales.

    Gross profit increased $16,896,000 in the first quarter of 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in the first quarter of 1999 was 33.5% as compared to 34.6% in the 1998 period. This slight decrease in the gross profit percentage resulted from reduced margins at certain prepress facilities as a result of the decrease in revenues discussed above, partially offset by the work in higher margin operations, primarily the publishing business that was acquired subsequent to the 1998 period.

    Selling, general, and administrative expenses in the first quarter of 1999 were $18,919,000 higher than in the 1998 period, and as a percent of revenue increased to 27.3% in the 1999 period from 19.6% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at acquired prepress operations that have not been fully integrated and costs incurred in the publishing business that was acquired subsequent to the 1998 period, which business incurs selling, general, and administrative costs at a higher rate than the Company's other operations.

    Amortization expense for intangible assets increased by $2,517,000 in the first quarter of 1999 due primarily to the goodwill associated with acquisitions consummated subsequent to the 1998 period.

     During 1998, the Company commenced two separate plans to restructure its operations (the "Second Quarter Plan" and the "Fourth Quarter Plan", respectively). As part of the Second Quarter Plan, the Company will close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at those locations to the Carlstadt facility. In addition, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other metropolitan Chicago area facilities. Also as part of the Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. As part of the Fourth Quarter Plan, the Company plans to close several facilities in Illinois and terminate employees on a Company-wide basis.

     The work performed at each of the facilities to be closed will be performed at the Company's other Midwest facilities.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete the Second Quarter Plan and the Fourth Quarter Plan by June 1999 and December 1999, respectively.

    Interest expense in the first quarter of 1999 was $3,254,000 higher than in the 1998 period due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition.

    Interest income for the first quarter of 1999 was $1,007,000 lower than during the 1998 period due to the sale of marketable securities to fund certain mergers and acquisitions in 1998.

     The effective rate of the provision for income taxes of 50.0% in the first quarter of 1999 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and other acquisitions and the nondeductible portion of meals and entertainment expenses.

     Revenues from business transacted with affiliates for the three months ended March 31, 1999 and 1998 totaled $2,742,000 and $7,544,000, respectively, representing 2.4%, and 12.6%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     During the first three months of 1999, the Company repaid $26,150,000 of its borrowings under its lines of credit and invested $6,806,000 in management information systems, facility construction, and new equipment. Such amounts were primarily generated from cash from operating activities and a sale and leaseback transaction that generated proceeds of $1,283,000. The sale and leaseback arrangement, which is accounted for as an operating lease, resulted in an immaterial gain that has been deferred and is being recognized as a credit against future rental expenses.

    Cash flows from operating activities during the first three months of 1999 increased by $12,223,000 as compared to the comparable period in 1998 due primarily to the collection of trade accounts receivable and income tax refunds, offset by decreased accrued expense balances from the timing of vendor payments.

    The Company expects to spend approximately $10.0 million over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

    On March 25, 1999, the Company tendered an offer to purchase all of the outstanding ordinary shares of Wace Group Plc ("Wace") for 90 pence per share for total cash consideration of approximately $117,800,000. The Company has also announced that after consummation of the transaction, it intends to make an offer to acquire Wace's 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") redeemable in 2005. The Company currently intends to issue subordinated notes in exchange for the Preference Shares. Such current intention may change depending on financial market conditions and other factors. As of December 31, 1998, Preference Shares with an aggregate par value of approximately $64,600,000 were outstanding. Wace, which is headquartered in the United Kingdom, operates an international network of digital imaging businesses and is a provider of prepress, color management, interactive media, and print procurement services. As of and for the year ended December 31, 1998, Wace reported total assets, revenues, and a loss before taxes of approximately $136,400,000, $303,600,000, and $68,800,000, respectively, based on a conversion rate of $1.65 per Great Britain Pound. To finance the offer, the Company has entered into an amended and restated credit agreement with its lending institution that will replace the Company's existing credit facilities and increase the Company's borrowing capacity to $350,000,000 only upon consummation of the transaction.

    The Company believes that the cash flow from operations and borrowings under its lines of credit, including the additional borrowing capacity contingently available as a result of the Wace acquisition, will be sufficient to fund its cash needs for the foreseeable future.

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

    Internally Developed Software and IT Systems: The Company's Digital Link software is used in certain of its prepress manufacturing processes and also provides a source of revenue for the Company through the sale of software licenses and systems that incorporate Digital Link. The Company has performed a preliminary review and testing of the Digital Link software with respect to Y2K compliance. The Company believes that all of the internally-developed components of Digital Link are Y2K compliant. The operating system on which Digital Link runs is Y2K compliant. The database that Digital Link utilizes is not currently Y2K compliant, however, the Company has obtained from the vendor the necessary modifications to make the database Y2K compliant. By the end of the second quarter of 1999, the Company expects to have a patch available for both internal and third-party users of Digital Link. The Company intends to perform additional intensive testing of the Digital Link software and to complete its review of such software by the end of the second quarter of 1999. In the event any Y2K Issue is discovered during the testing period, the Company believes that any such issue can be resolved by replacing the non-compliant components with Y2K-compliant components or through programming modifications. The Company has not reviewed whether the equipment on which Digital Link runs at customer locations or other customer systems with which Digital Link operates is Y2K compliant. Failure of the Company's customers to achieve Y2K compliance on such equipment and systems could result in the loss of future revenue to the Company.

    Manufacturing Processes: The Company has implemented a plan to review its prepress manufacturing processes and the equipment and software used in such processes. The Company's prepress manufacturing process is heavily dependent on Macintosh systems, which are Y2K compliant. The Company has received certificates from certain of its suppliers of manufacturing equipment and software regarding Y2K compliance or Y2K readiness of such suppliers. All suppliers reviewed to date have indicated that their equipment and software are either Y2K compliant or that they have commenced action necessary to make such equipment and software Y2K compliant. The Company has also been installing Y2K compliant equipment and software as older, non-compliant items are retired. To date, all mission-critical systems have been tested and no Y2K-related issues have been identified in the prepress manufacturing processes. As part of its plan, the Company is in the process of identifying, categorizing, and assessing all of its manufacturing process equipment and software, which the Company expects to complete by the end of the second quarter of 1999. The Company plans to replace or repair any non-compliant systems identified in its review by the middle of the third quarter of 1999. By the end of the third quarter of 1999, the Company intends to achieve Y2K compliance or have adequate contingency plans in place.

    The Company is not responsible for the printing of customers' material, except for certain limited print work done in its Los Angeles facility and other print work subcontracted to an affiliate. However, the Company makes use of direct-to-plate delivery to certain printers selected by its customers. The Company's ability to continue to use direct-to-plate delivery may be contingent on the printers' equipment being Y2K compliant. Certain of these printers use equipment supplied by the Company that is Y2K compliant. In the event that a printer's equipment is not Y2K compliant and is unable to accept direct-to-plate delivery, the Company could deliver film to such printer. However, irrespective of how the Company delivers its product to the printer, the ability of the printer to deliver the finished product to the customer is contingent on the printer's manufacturing process not being adversely impacted by the Y2K Issue. The Company's business could be adversely impacted if printers' manufacturing to perform its business. processes are not Y2K compliant, and therefore unable to produce finished product, or if customers, as a result, order fewer prepress services or delay orders until an alternative printer whose manufacturing process is Y2K compliant is located. The Company does not currently intend to review the Y2K compliance status of printers.

    The Company has commenced a review of the systems used in the publishing operations acquired in the Devon merger. Based on this review, the Company has identified systems that are not Y2K compliant. The Company has initiated an effort to make the necessary modifications and expects to achieve Y2K compliance during the fourth quarter of 1999.

    The Company is currently reviewing the Y2K Issues involving the broadcast media distribution manufacturing process. The Company has identified non-compliant systems at both its Wilmington, OH, and New York City facilities. The Company is currently making the necessary modifications to achieve Y2K compliance at its New York City facility and intends to install this modified system at its Wilmington, OH, facility. There can be no assurance that the review being performed by the Company will not uncover additional non-Y2K compliant equipment and systems. Failure to attain Y2K compliance on such non-compliant equipment and systems, if any, may have an adverse effect on the Company's results of operations in the broadcast media distribution business.

    Financial and Other Administrative IT Systems: The Company is currently replacing the various modules that comprise its financial and administrative systems that are not Y2K compliant. The Company implemented new Y2K-compliant versions of both its general ledger and accounts payable systems during the third quarter of 1998 at all of its operations, except at those operations acquired as part of the acquisition of Color Control and the merger with Devon. The Company plans to implement the remaining modules by the end of the third quarter of 1999. The Company does not anticipate any delays in the implementation of these financial and administrative systems. The Company plans to complete the implementation of the various financial and administrative modules at Color Control and the prepress operations at Devon during the fourth quarter of 1999. The Company is also replacing the financial and administrative systems used in the publishing business with different Y2K-compliant systems than those being installed at all other operations. The Company expects such systems to be implemented by the end of the third quarter of 1999.

    The Company also plans to replace its job costing and billing systems at those locations that have non-Y2K compliant systems. The Company is currently in the process of selecting a vendor to use for its job costing system. Certain operations currently use job costing systems that are Y2K compliant. Failure to implement a new system at those locations using a non-Y2K compliant system may adversely impact the Company's ability to properly bill a customer for the actual work performed on specific jobs and to properly manage costs at these locations. In the event the Company cannot implement a Y2K-compliant job costing system at these locations, the Company plans to rely on processes that are not electronically integrated to provide the necessary information. Although certain operations currently have Y2K compliant billing systems, the Company is planning on implementing an enterprise-wide billing solution as part of the implementation of a Y2K-compliant job costing system. In the event the Company is unable to implement such billing system, the Company plans to implement the Y2K-compliant billing module it purchased as part of the above referenced financial and administrative systems so that the Company does not experience a break or delay in its ability to invoice customers.

    Non-IT Systems: The Company does not intend to review all of its non-IT systems, which would involve an assessment of the myriad of day-to-day functions that may be controlled or enhanced by some type of microprocessor. The Company intends to review selective critical non-IT systems and make the necessary modifications, if any, to attain Y2K compliance during the third quarter of 1999. The Company's contingency plan for non-IT systems that are not reviewed is to develop alternative workflows for any non-IT system that fails to function properly due to the Y2K Issue. There can be no assurance, however, that there will not be a disruption in the Company's ability to do business because of a Y2K problem encountered with one of these systems.

    Customer and Vendor IT Systems: The Company is continuing its review of customers' and vendors' systems by soliciting responses to questionnaires sent to such customers and vendors. All responses received to date by the Company have indicated that the responding vendor or customer does not have any Y2K Issues that will adversely impact the Company. Non-Y2K compliant customer systems may inhibit the ability of customers to process and pay the Company's invoices or to continue to provide business to the Company. Non-Y2K compliant vendor systems may inhibit the ability of vendors to provide the goods and services necessary for the Company to continue to perform its business.

Although the Company would seek to receive such goods and services from those vendors who can provide them without interruption caused by Y2K Issues, there can be no assurance that the Company will be able to locate vendors that can provide the goods and services in a timely manner and at a similar cost.

    The Company will fund the costs of attaining Y2K compliance through working capital or borrowings under its lines of credit. The Company is unable at this time to estimate the costs of attaining Y2K compliance or the potential impact of Y2K Issues on its future results of operations. The Company has not deferred and does not intend to defer any systems related projects due to the work necessary to achieve Y2K compliance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's primary exposure to market risk is interest rate risk. The Company had $175,200,000 outstanding under its lines of credit at March 31, 1999. Interest rates on funds borrowed under the Company's lines of credit vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through three interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the three interest rate swaps totaled $75,000,000 at March 31, 1999. A change in interest rates of 1.0% would result in a change in income before taxes of $1,000,000 based on the outstanding balance under the Company's lines of credit and the notional amounts of the interest rate swap agreements at March 31, 1999.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

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



-----------------------------
(b) The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1999:

              Form 8-K filed on March 22, 1999, regarding the offer to purchase all of the outstanding ordinary shares of Wace Group Plc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                                    (Registrant)

                                             By:            /s/ Martin D. Krall

Date: May 14, 1999
                                             ----------------------------------
                                                                 Martin D. Krall
                                                       Executive Vice President,
                                              Chief Legal Officer, and Secretary
                                                       (Duly authorized officer)

                                                         /s/ Louis Salamone, Jr.

Date:  May 14, 1999
                                             ----------------------------------
                                                             Louis Salamone, Jr.
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)