Form 10-Q
period 1999-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1999-08-16
CIK 1006030

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                      N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of July 31, 1999, was 22,474,772.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (In thousands of dollars, except per-share amounts)

                                                                                June 30,        December 31,
                                                                                  1999              1998
                                                                            -----------------------------------
 ASSETS
 Current assets:

    Cash and cash equivalents                                               $       9,598    $        20,909
    Trade accounts receivable (net of allowances of $15,485 in 1999
       and $15,823 in 1998)                                                       127,699             93,552
    Due from affiliates                                                             8,434              6,561
    Inventory                                                                      45,742             34,807
    Income tax receivable                                                           1,801             14,936
    Prepaid expenses                                                               20,725              4,991
    Other current assets                                                           26,824              9,485
    Deferred income taxes                                                          21,765             21,423
                                                                            -------------    ---------------

           Total current assets                                                   262,588            206,664
 Property, plant, and equipment - net                                             122,335             83,262
 Goodwill and other intangible assets (net of accumulated amortization
     of $14,418 in 1999 and $8,546 in 1998)                                       538,353            414,508
 Deferred income taxes                                                                597              1,060
 Other assets                                                                       6,978              7,049
                                                                            -------------    ---------------

           Total assets                                                     $     930,851    $       712,543
                                                                            =============    ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued expenses                                   $      82,699    $        56,961
    Current portion of long-term debt and obligations under capital leases          2,448              3,247
    Due to affiliates                                                               2,674              1,513
    Other current liabilities                                                      22,184             20,442
                                                                            -------------    ---------------

           Total current liabilities                                              110,005             82,163
 Long-term debt                                                                   303,424            203,830
 Obligations under capital leases                                                   5,207              3,475
 Other liabilities                                                                 28,953              5,677
                                                                            -------------    ---------------

           Total liabilities                                                      447,589            295,145
                                                                            -------------    ---------------

 Commitments and contingencies
 Minority interest - Redeemable Preference Shares issued by subsidiary             62,733
                                                                            -------------
 Stockholders' Equity:
    Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
    Common stock ($0.01 par value, 150,000,000 shares authorized;
    shares issued and outstanding: 22,427,272 in 1999 and 22,379,127
      in 1998)                                                                        224                224
    Additional paid-in capital                                                    385,964            385,279
    Accumulated other comprehensive income                                            130                 (4)
    Retained earnings                                                              34,211             31,899
                                                                            -------------    ---------------

       Total stockholders' equity                                                 420,529            417,398
                                                                            -------------    ---------------

            Total liabilities and stockholders' equity                      $     930,851    $       712,543
                                                                            =============    ===============

See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per-share amounts)



                                          For the Six Months Ended       For the Three Months Ended
                                                  June 30,                        June 30,
                                         ----------------------------   -------------------------------
                                            1999             1998             1999            1998
                                         ------------   -------------   -------------    -------------
 Revenues                                $   264,386    $    140,563    $    152,352     $     80,908
 Cost of revenues                            175,517          90,080         100,994           51,040
                                         ------------   -------------   -------------    -------------

 Gross profit                                 88,869          50,483          51,358           29,868
                                         ------------   -------------   -------------    -------------

 Selling, general, and
     administrative expenses                  69,639          29,518          39,055           17,853
 Amortization of intangibles                   6,192           1,676           3,244            1,245
 Restructuring charge                                          5,300                            5,300
                                         ------------   -------------   -------------    -------------

 Total operating expenses                     75,831          36,494          42,299           24,398
                                         ------------   -------------   -------------    -------------

 Operating income                             13,038          13,989           9,059            5,470
 Interest expense                             (7,744)         (1,228)         (4,354)          (1,092)
 Interest income                                 192           1,731             148              680
 Other income - net                              271             698             154              686
                                         ------------   -------------   -------------    -------------

 Income before provision for
    income taxes and minority interest         5,757          15,190           5,007            5,744
 Provision for income taxes                    2,879           6,418           2,504            2,545
                                         ------------   -------------   -------------    -------------

 Income before minority interest               2,878           8,772           2,503            3,199
 Minority interest                              (566)                           (566)
                                         ------------   -------------   -------------    -------------

 Net income                                    2,312           8,772           1,937            3,199
 Other comprehensive income                      134              47             321                4
                                         ------------   -------------   -------------    -------------

 Comprehensive income                    $     2,446    $      8,819    $      2,258     $      3,203
                                         ============   =============   =============    =============

 Earnings per common share:
 Basic                                  $       0.10    $       0.47    $       0.09     $       0.16
 Diluted                                $       0.10    $       0.45    $       0.09     $       0.16

 Weighted average number of
     common shares:
 Basic                                        22,396          18,768          22,396           19,607
 Diluted                                      22,397          19,678          22,400           20,495





             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (In thousands of dollars)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                          ----------------------------
                                                                                             1999              1998
                                                                                          -------------  -------------
 Cash flows from operating activities:
 Net income                                                                                 $    2,878     $     8,772
 Adjustments to reconcile net income to net cash from
  operating activities:
    Depreciation and amortization                                                                16,516          6,134
    Deferred taxes                                                                                  (26)          (333)
    Restructuring charge                                                                                         1,352
    Other                                                                                         2,088         (1,165)
 Changes in Operating Assets and Liabilities, net of effects of acquisitions:
    Trade accounts receivable                                                                     2,339         (3,994)
    Due from/to affiliates                                                                         (712)         1,319
    Inventory                                                                                    (4,447)        (4,196)
    Other assets                                                                                  6,219         (3,204)
    Accounts payable and accrued expenses                                                       (14,116)        (2,638)
    Other liabilities                                                                            (3,477)         2,385
                                                                                            -----------    -----------
 Net cash provided by operating activities                                                        7,262          4,432
                                                                                            -----------    -----------

 Cash flows from investing activities:
   Investment in available-for-sale securities                                                                (178,433)
   Proceeds from sale of available-for-sale securities                                                         283,265
   Property, plant, and equipment expenditures                                                  (12,507)       (17,463)
   Proceeds from sale of fixed assets                                                                              425
   Entities purchased, net of cash acquired                                                    (100,559)      (252,598)
   Other investing activities                                                                    (5,066)        (4,395)
                                                                                            -----------    -----------
 Net cash used in investing activities                                                         (118,132)      (169,199)
                                                                                            -----------    -----------
 Cash flows from financing activities:
   Proceeds from exercise of stock options                                                          210
   Proceeds from sale/leaseback transactions                                                      1,496          3,391
   Repayment of notes and capital lease obligations                                                (671)       (13,955)
   Borrowings under credit lines                                                                 98,524        175,660
                                                                                            -----------    -----------
 Net cash provided by financing activities                                                       99,559        165,096
                                                                                            -----------    -----------

 Net increase (decrease) in cash and cash equivalents                                           (11,311)           329
 Cash and cash equivalents at beginning of period                                                20,909         12,584
                                                                                            -----------    -----------

 Cash and cash equivalents at end of period                                                  $    9,598     $   12,913
                                                                                            ===========    ===========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                 (In thousands of dollars except share amounts)


                                                                     For the six months ended June 30, 1999
                                                                     --------------------------------------
                                                                                         Accumulated
                                                                        Additional          other
                                                                         paid-in        comprehensive        Retained
                                                      Common stock       capital           income            earnings
                                                     ----------------  -------------   -----------------    -------------
             Balance at January 1, 1999               $          224    $   385,279     $            (4)     $    31,899
             Issuance of 15,645 common shares as
                additional consideration in
                connection with a 1997 acquisition                              240
             Exercise of stock options                                          390
             Fair value of stock options issued to                               55
                non-employee
             Other comprehensive income                                                             134
             Net income                                                                                            2,312
                                                     ----------------  -------------   -----------------    -------------
             Balance at June 30, 1999                 $          224    $   385,964     $           130      $    34,211
                                                     ================  =============   =================    =============





             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except per-share amounts)


1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 1998 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

   Assets and liabilities of foreign operations are translated from the functional currency into United States dollars using the exchange rate at the balance sheet date. Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period. Adjustments resulting from the translation into United States dollars are included in other comprehensive income.

   Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 1999 presentation.

2.  ACQUISITION

  On March 25, 1999, the Company tendered an offer to purchase all of the outstanding shares of Wace Group Plc ("Wace") for 90 pence per share. On May 21, 1999, the Company's offer was declared unconditional in all respects and Wace came under the control of the Company at that time. The total cash consideration, based on the total number of Wace's ordinary shares outstanding and stock options with an exercise price below 90 pence, is Pound
Sterling 73,957, or approximately $119,529, excluding transaction costs. As of June 30, 1999, approximately 84.7% of the total potential shares had been tendered, for which the Company paid $101,751. At June 30, 1999, the remaining purchase consideration of approximately $17,778 is included in "Other noncurrent liabilities" in the accompanying Consolidated Balance Sheet. The Company entered into an amended and restated credit agreement with its lending institutions to finance the acquisition (see Note 5).

  The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition, subject to adjustments based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired was approximately $130,797, which is being amortized over a 35 year period. The results of operations of Wace have been included in the Consolidated Statements of Income subsequent to the date of acquisition.

  The following unaudited pro forma information combines the results of operations of the Company, Wace, and acquisitions consummated in 1998 for the six months ended June 30, 1999 and 1998, calculated as if the acquisitions had occurred on January 1, 1998. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1998 or of results that may occur in the future.

                                                            For the six months ended June 30,
                                                            --------------------------------
                                                                1999                 1998
                                                                ----                 ----
Total revenues                                               $333,226                $332,515
Income (loss) before provision for income taxes              $ (4,705)               $  1,031
Net loss                                                     $ (4,169)               $ (2,952)
Earnings per common share:
    Basic                                                    $  (0.19)               $  (0.13)
    Diluted                                                  $  (0.19)               $  (0.13)

3.  RESTRUCTURING

    During 1998, the Company commenced two separate plans to restructure its operations (the "Second Quarter Plan" and the "Fourth Quarter Plan", respectively). As part of the Second Quarter Plan, the Company will close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at those locations to the Carlstadt facility. The Company has experienced delays in renovating the Carlstadt facility, which has caused the transfer of work and the closing of facilities to be postponed. In addition, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. As part of the Fourth Quarter Plan, the Company plans to close several facilities in Illinois and terminate employees on a Company-wide basis. The work performed at each of the Illinois facilities to be closed will be performed at the Company's other Midwest facilities.

    The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete the Second Quarter Plan, which primarily consists of completing the Carlstadt renovations and related transfer of work, and the Fourth Quarter Plan by September 1999 and December 1999, respectively.

    As of June 30, 1999, approximately $544 and $2,578 was included in "Other current liabilities" in the accompanying Consolidated Balance Sheet for the future costs of the Second Quarter Plan and the Fourth Quarter Plan, respectively. During the first six months of 1999, approximately $961 was charged against the Second Quarter Plan's restructuring reserve and $258 was charged against the Fourth Quarter Plan's restructuring reserve. The charges against the Second Quarter Plan's restructuring reserve were comprised of $347 for severance for 58 employees, $321 for facility closure costs, and $293 related to assets no longer utilized as a result of the restructuring. The charges against the Fourth Quarter Plan's restructuring reserve were comprised of $176 for severance for 39 employees and $82 for facility closure costs.


4.  INVENTORY

    The components of inventory were as follows:

                             June 30,      December 31,
                               1999            1998
                               ----            ----
 Finished goods             $   4,699      $      5,068
 Work-in-process               34,797            25,012
 Raw materials                  6,246             4,727
                             --------       -----------

 Total                      $  45,742      $     34,807
                             ========       ===========

5.  LONG TERM DEBT

   In March 1999, the Company entered into an amended and restated credit agreement (the "1999 Credit Agreement") to finance the Wace acquisition. The 1999 Credit Agreement replaces the credit agreement entered into in May 1998 (the "1998 Credit Agreement"). On June 4, 1999 (the "Initial Funding Date"), the Company borrowed $296,000, the proceeds of which were used to pay off existing borrowings under the 1998 Credit Agreement and to finance the Wace acquisition. The total borrowing capacity under the 1999 Credit Agreement is a maximum of $350 million, comprised of a $100 million revolving line of credit (the "Revolver") and three term loans totaling $250 million (the "Term Loans"). The Revolver extends through June 2005. The Term Loans are comprised of tranches of $125,000, $75,000, and $50,000 that have terms extending through June 2005, June 2006, and June 2007, respectively. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on EBITDA (as defined in the 1999 Credit Agreement). At June 30, 1999, $299,874 was outstanding under the 1999 Credit Agreement, of which $49,874 was outstanding under the Revolver and $250,000 was outstanding under the Term Loans. The average variable rate on borrowings under both the 1999 Credit Agreement and the 1998 Credit Agreement for the six months ended June 30, 1999 was 6.98%. Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and minimum net worth. At June 30, 1999, the Company was in compliance with all covenants. In addition, under the terms of the 1999 Credit Agreement, the Company is obligated to enter into hedge arrangements within 180 days of the Initial Funding Date for a minimum of two years covering at least 30% of the amount borrowed on the Initial Funding Date. The Company's previously existing swap arrangements, which continue to be accounted for as hedges against the variable interest rate component of the 1999 Credit Agreement, cover approximately 25% of the amount borrowed on the Initial Funding Date. The Company is prohibited from paying dividends on its capital stock under the terms of the 1999 Credit Agreement.

6.  MINORITY INTEREST

   At June 30, 1999, Wace had Pound Sterling 39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005. The Company accrued dividends of $566 on the Preference Shares for the period ended June 30, 1999, which are reflected as "Minority interest" in the Consolidated Statements of Income.

   On July 5, 1999, the Company offered each holder of Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes to be issued by the Company (the "Subordinated Notes"). The Subordinated Notes, if issued, will bear interest at a fixed rate of 10% annually and will mature on October 31, 2005. The Subordinated Notes will be subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par.


7.  RELATED PARTY TRANSACTIONS

   Sales to, purchases from, and administrative charges incurred with related parties during the three and six months ended June 30, 1999 and 1998, were as follows:

                                                            Six months ended June 30,    Three months ended June 30,
                                                                 1999           1998         1999        1998
                                                             --------------------------  ---------------------------
                 Affiliate sales                            $     6,460    $    14,581    $   3,718    $    6,055
                 Affiliate purchases                        $     2,252    $     3,336    $   1,441    $    1,681
                 Administrative charges                     $       832    $       514    $     510    $      219

   Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates.

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Payments of interest and income taxes for the six months ended June 30, 1999 and 1998, were as follows:

                                                                        1999             1998
                                                                        ----             ----
    Interest paid                                                     $   7,651        $     724
    Income taxes paid                                                 $   1,831        $   5,264

    Noncash investing and financing activities for the six months ended June 30, 1999 and 1998, were as follows:

                                                                   1999                  1998
                                                                -------------          ------------
 Reduction of goodwill from amortization of excess tax
    deductible goodwill                                        $          17          $         39
 Write off of building against capital lease obligation
    upon lease termination                                     $         273
 Accrual of dividends on Preference Shares of subsidiary       $         566
 Common stock issued as additional consideration for
     1997 acquisition                                          $         240
 Fair value of stock options issued to non-employee            $          55

 Acquisitions:
 Fair value of assets acquired                                 $     244,900          $    560,986
 Cash paid                                                          (105,777)             (265,578)
 Non-contingent future payments                                      (17,778)
 Fair value of common stock issued                                                        (224,664)
                                                                -------------          ------------

 Liabilities assumed                                           $     121,345          $     70,744
                                                                =============          ============

9. SEGMENT INFORMATION

   Segment information relating to results of operations for the three and six months ended June 30, 1999 and 1998, was as follows:




                                            Six months ended June 30      Three months ended June 30
                                                1999           1998         1999             1998
                                            -----------    -----------    ---------      ------------
 Revenue:
 Content Management Services               $   206,311    $   115,273    $ 120,823      $     64,808
 Publishing                                     39,730          9,113       21,642             9,113
 Other operating segments                       18,345         16,177        9,887             6,987
                                            -----------    -----------    ---------      ------------

 Total                                     $   264,386    $   140,563    $ 152,352      $     80,908
                                            ===========    ===========    =========      ============

 Operating Income:
 Content Management Services               $    25,995    $    20,797    $  15,126      $     12,221
 Publishing                                      1,355          1,826        1,471             1,826
 Other operating segments                        3,053          1,697        2,012               576
                                            -----------    -----------    ---------      ------------

 Total                                          30,403         24,320       18,609            14,623
 Other business activities                     (11,385)        (3,545)      (6,404)           (2,715)
 Amortization of intangibles                    (6,192)        (1,676)      (3,244)           (1,245)
 Interest expense                               (7,532)        (1,038)      (4,256)             (985)
 Interest income                                   192          1,731          148               680
 Other income                                      271            698          154               686
 Restructuring charge                                          (5,300)                        (5,300)
                                            -----------    -----------    ---------      ------------
 Consolidated income before
    provision for income taxes             $     5,757   $     15,190    $   5,007      $      5,744
                                            ===========    ===========    =========      ============

   Segment information relating to the Company's assets as of June 30, 1999, was as follows:


                                                                        1999
                                                                     -----------
 Total Assets:
 Content Management Services                                          $ 718,545
 Publishing                                                             134,663
 Other operating segments                                                28,172
 Other business activities                                               49,471
                                                                     -----------

 Total                                                                $ 930,851
                                                                     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the securing of additional, or the renewal of existing, facilities management contracts; the timing of completion and the success of the Second Quarter Plan and the Fourth Quarter Plan; the rate and level of capital expenditures; the adequacy of the Company's lines of credit and cash flows to fund cash needs; the ability to sell certain properties and non-core businesses; successful integration of the Wace operations; the success of the integration and restructuring efforts in generating additional operating cash flows and EBITDA; the ability to maintain compliance with covenants under the 1999 Credit Agreement; and the ability to obtain Y2K compliance for various systems, equipment, and software.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH 1998

    Revenues in the first six months of 1999 were $123,823,000 higher than in the comparable period in 1998. The increase in revenues of $132,960,000 from facilities operated for none or only a portion of the 1998 period was comprised primarily of $27,278,000 in revenues from Wace Group Plc ("Wace") and $95,996,000 in revenues from Devon Group, Inc. ("Devon"), for the comparable 1999 period not operated in 1998. The acquisition of Wace and the merger with Devon were consummated on May 21, 1999, and May 27, 1998, respectively. This increase in revenues from acquired operations was offset by a decrease in revenues of $9,137,000 at facilities operated during the comparable 1998 period. This decrease at existing facilities was caused primarily by the loss of certain customers and reduced business from other customers, principally those in the entertainment industry.

    Revenues increased by $91,037,000 from content management services, $30,617,000 from publishing operations, and $2,662,000 from broadcast media distribution services. Increased revenues from content management services resulted from revenues of $101,962,000 associated with acquired operations, primarily the content management businesses acquired in the merger with Devon and the acquisitions of Wace and Color Control, Inc. ("Color Control"), partially offset by a decrease in revenues of $10,925,000 at the Company's prepress facilities operated in the 1998 period. Revenues from the publishing group increased as a result of operating the publishing business acquired as part of the Devon merger for the full period in 1999. Increased broadcast media distribution services revenues resulted from internally generated growth.
These revenue increases were partially offset by a decrease of $493,000 in revenues from digital services resulting from reduced software and equipment sales.

    Gross profit increased $38,386,000 in the first six months of 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in the first six months of 1999 was 33.6% as compared to 35.9% in the 1998 period. This decrease in the gross profit percentage resulted from reduced margins at traditional prepress facilities as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs and the need to accept lower margin work. This decrease was partially offset by the work in higher margin operations, primarily the publishing business, which was acquired in the latter part of the 1998 period, and the broadcast media distribution business, which benefited from better pricing and internal expansion that reduced reliance on outside services.

   Selling, general, and administrative expenses in the first six months of 1999 were $40,121,000 higher than in the 1998 period, and as a percent of revenue increased to 26.3% in the 1999 period from 21.0% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at the Wace operations that have not been integrated and costs incurred in the publishing business that was acquired in the latter part of the 1998 period, which business incurs selling, general, and administrative costs at a much higher rate than the Company's other operations.

   Amortization expense for intangible assets increased by $4,516,000 in the first six months of 1999 due primarily to the goodwill associated with acquisitions consummated in the latter part of and subsequent to the 1998 period.

    During 1998, the Company commenced two separate plans to restructure its operations (the "Second Quarter Plan" and the "Fourth Quarter Plan", respectively). The results of operations in the 1998 period include a charge of $5,300,000 related to the Second Quarter Plan. As part of the Second Quarter Plan, the Company will close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at those locations to the Carlstadt facility. The Company has experienced delays in renovating the Carlstadt facility, which has caused the transfer of work and the closing of facilities to be postponed. In addition, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other metropolitan Chicago area facilities. Also as part of the Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. As part of the Fourth Quarter Plan, the Company plans to close several facilities in Illinois and terminate employees on a Company-wide basis. The work performed at each of the Illinois facilities to be closed will be performed at the Company's other Midwest facilities.

    The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete the Second Quarter Plan and the Fourth Quarter Plan by September 1999 and December 1999, respectively.

  Interest expense in the first six months of 1999 was $6,516,000 higher than in the 1998 period due primarily to the interest on borrowings to finance acquisitions.

  Interest income for the first six months of 1999 was $1,539,000 lower than during the 1998 period due to the sale of marketable securities to fund certain mergers and acquisitions in 1998.

    The effective rate of the provision for income taxes of 50.0% in the first six months of 1999 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and other acquisitions and the nondeductible portion of meals and entertainment expenses.

    Revenues from business transacted with affiliates for the six months ended June 30, 1999 and 1998, totaled $6,460,000 and $14,581,000, respectively, representing 2.4% and 10.4%, respectively, of the Company's revenues.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH 1998

    Revenues in the second quarter of 1999 were $71,444,000 higher than in the comparable period in 1998. The increase of $72,232,000 from facilities operated for none or only a portion of the 1998 period was comprised primarily of $27,278,000 in revenues from Wace and $40,905,000 in revenues from Devon for the comparable 1999 period not operated in 1998. This increase in revenues from acquired operations was offset by a decrease in revenues of $788,000 at facilities operated during the comparable 1998 period. This decrease at existing facilities was caused primarily by the loss of certain customers and reduced business from other customers, principally those in the entertainment industry.

    Revenues increased by $56,015,000 from content management services, $12,529,000 from publishing operations, $1,395,000 from broadcast media distribution services, and $1,505,000 from digital services. Increased revenues from content management services resulted from revenues of $59,650,000 associated with acquired operations, primarily the content management businesses acquired in the merger with Devon and the acquisitions of Wace and Color Control, partially offset by a decrease in revenues of $3,635,000 at the Company's prepress facilities owned in the 1998 period. Revenues from the publishing group increased as a result of operating the publishing business acquired as part of the Devon merger for the full period in 1999. Increased broadcast media distribution services revenues resulted from internally generated growth. Increased revenues from digital services resulted from additional systems sales.

    Gross profit increased $21,490,000 in the second quarter of 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in the second quarter of 1999 was 33.7% as compared to 36.9% in the 1998 period. This decrease in the gross profit percentage resulted from reduced margins at traditional prepress facilities as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs and the need to accept lower margin work. This decrease was partially offset by the work in higher margin operations, primarily the publishing business, which was acquired in the latter part of the 1998 period, and the broadcast media distribution business, which benefited from better pricing and internal expansion that reduced reliance on outside services.

   Selling, general, and administrative expenses in the second quarter of 1999 were $21,202,000 higher than in the 1998 period, and as a percent of revenue increased to 25.6% in the 1999 period from 22.1% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at the Wace operations that have not been integrated and costs incurred in the publishing business that was acquired in the latter part of the 1998 period, which business incurs selling, general, and administrative costs at a much higher rate than the Company's other operations.

    Amortization expense for intangible assets increased by $1,999,000 in the second quarter of 1999 due primarily to the goodwill associated with acquisitions consummated in the latter part of and subsequent to the 1998 period.

    The results of operations in the second quarter of 1998 include a restructuring charge of $5,300,000 related to the Second Quarter Plan.

   Interest expense in the second quarter of 1999 was $3,262,000 higher than in the 1998 period due primarily to the interest on borrowings to finance acquisitions.

   Interest income for the second quarter of 1999 was $532,000 lower than during the 1998 period due to the sale of marketable securities to fund certain mergers and acquisitions in 1998.

    The effective rate of the provision for income taxes of 50.0% in the second quarter of 1999 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and other acquisitions and the nondeductible portion of meals and entertainment expenses.

    Revenues from business transacted with affiliates for the three months ended June 30, 1999 and 1998, totaled $3,718,000 and $6,055,000, respectively, representing 2.4% and 7.5%, respectively, of the Company's revenues.

FINANCIAL CONDITION

    In March 1999, the Company entered into an amended and restated credit agreement (the "1999 Credit Agreement") with its lending institutions that was conditional on consummating the Wace acquisition. On June 4, 1999 (the "Initial Funding Date"), the Company borrowed $296,000,000, the proceeds of which were used to pay off existing borrowings under the Company's previous credit arrangements and to finance the Wace acquisition. The total borrowing capacity under the 1999 Credit Agreement is a maximum of $350,000,000, comprised of a $100,000,000 revolving credit line (the "Revolver") and three term loans aggregating $250,000,000 (the "Term Loans"). The Revolver extends through June 2005. The Term Loans are comprised of three tranches of $125,000,000, $75,000,000, and $50,000,000 that have terms extending through
June 2005, June 2006, and June 2007, respectively. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on annual pro forma EBITDA (as defined in the 1999 Credit Agreement).

    Under the terms of the 1999 Credit Agreement, the Company is obligated to enter into hedge arrangements within 180 days of the Initial Funding Date for a minimum of two years covering at least 30% of the amount borrowed on the Initial Funding Date. The Company's previously existing swap arrangements, which continue to be accounted for as hedges against the variable interest rate component of the 1999 Credit Agreement, cover approximately 25% of the amount borrowed on the Initial Funding Date.

   At June 30, 1999, total funded debt (as defined in the 1999 Credit Agreement) was $328,857,000. Although the Company may continue to borrow up to the maximum capacity during the course of subsequent periods, on the last day of each quarterly period in 1999 it must have a ratio of total funded debt to annual pro forma EBITDA that does not exceed 4.25 in order to remain in compliance with the covenants of the 1999 Credit Agreement. The Company continues to monitor compliance with this covenant and intends to take certain actions to ensure compliance is maintained. The Company is actively pursuing the sale of certain of its properties and non-core businesses, including those obtained as part of the Wace acquisition, to generate additional working capital. In addition, the Company's integration and restructuring efforts may result in higher EBITDA and higher operating cash flows that can be used to pay down debt.

    During the first six months of 1999, in addition to the borrowings under the 1999 Credit Agreement and the acquisition of Wace, the Company repaid $671,000 of notes and capital lease obligations and invested $12,507,000 in management information systems, facility construction, and new equipment. Such amounts were primarily generated from cash balances at year end and sale and leaseback transactions that generated proceeds of $1,496,000. The sale and leaseback arrangements, which are accounted for as operating leases, resulted in immaterial gains that have been deferred and are being recognized as a credit against future rental expenses.

   Cash flows from operating activities during the first six months of 1999 increased by $2,830,000 as compared to the comparable period in 1998 due primarily to the collection of trade accounts receivable and income tax refunds, partially offset by the timing of vendor payments.

   The Company expects to spend approximately $10,000,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

   The Company believes that cash flows from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, planned sales of certain properties and certain non-core businesses, and available borrowing capacity will provide sufficient cash flows to fund its cash needs for the foreseeable future.

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

  Internally Developed Software and IT Systems: The Company's Digital Link(R) software is used in certain of its prepress manufacturing processes and also provides a source of revenue for the Company through the sale of software licenses and systems that incorporate Digital Link. The Company has performed a review and testing of the Digital Link software with respect to Y2K compliance. The Company believes that all of the internally-developed components of Digital Link are Y2K compliant. The operating system on which Digital Link runs is Y2K compliant. The database that Digital Link utilizes is not currently Y2K compliant, however, the Company has obtained from the vendor the necessary modifications to make the database Y2K compliant. The Company has applied and successfully tested the vendor modifications and is in the process of implementing the modifications at customer locations. Based on additional testing, the Company is not aware of any other Y2K issues related to the Digital Link software. The Company has not reviewed whether the equipment on which Digital Link runs at customer locations or other customer systems with which Digital Link operates is Y2K compliant. Failure of the Company's customers to achieve Y2K compliance on such equipment and systems could result in the loss of future revenue to the Company.

  Manufacturing Processes: The Company has implemented a plan to review its prepress manufacturing processes and the equipment and software used in such processes, including those processes and equipment used at the operations obtained as part of the Wace acquisition. The Company's prepress manufacturing process is heavily dependent on Macintosh systems, which are Y2K compliant.
The Company has received certificates from certain of its suppliers of manufacturing equipment and software regarding Y2K compliance or Y2K readiness of such suppliers. All suppliers reviewed to date have indicated that their equipment and software are either Y2K compliant or that they have commenced action necessary to make such equipment and software Y2K compliant. The Company has also been installing Y2K compliant equipment and software as older, non-compliant items are retired. To date, most mission-critical systems have been tested and no Y2K-related issues have been identified in the prepress manufacturing processes. As part of its plan, the Company is identifying, categorizing, and assessing all of its manufacturing process equipment and software and is in the process of repairing or replacing any non-compliant systems identified in its review. By the end of the year, the Company intends to achieve Y2K compliance or have adequate contingency plans in place.

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

  The Company has reviewed the Y2K Issues involving the broadcast media distribution manufacturing process. The Company has made the necessary modifications to achieve Y2K compliance at its New York City facility. The Company is currently making the necessary modifications to achieve Y2K compliance at its Wilmington, OH, facility and intends to be completed during the fourth quarter of 1999.

  Financial and Other Administrative IT Systems: The Company is currently replacing the various modules that comprise its financial and administrative systems that are not Y2K compliant. The Company has implemented the general ledger, accounts payable, and human resources modules of its new systems at all of its operations, except at those operations acquired as part of the acquisitions of Wace and Color Control and the merger with Devon. The Company plans to implement the remaining modules by the end of the third quarter of 1999. The Company does not anticipate any delays in the implementation of these financial and administrative systems. The Company plans to complete the implementation of the various financial and administrative modules at Color Control and the prepress operations at Devon during the fourth quarter of 1999. The financial and administrative systems at Wace were upgraded prior to the acquisition and, based on reviews performed by Wace personnel prior to the acquisition, are believed to be Y2K compliant. The Company is also replacing the financial and administrative systems used in the publishing business with different Y2K- compliant systems than those being installed at all other operations. The Company expects such systems to be implemented by the end of the third quarter of 1999.

  The Company also plans to replace its job costing and billing systems at those locations that have non-Y2K compliant systems. The Company is currently in the process of implementing a replacement system for certain operations currently using job costing systems that are not Y2K compliant. Failure to implement a new system at those locations using a non-Y2K compliant system may adversely impact the Company's ability to properly bill a customer for work performed on specific jobs and to properly manage costs at these locations. The Company is currently implementing a Y2K compliant billing system at certain locations that do not have compliant systems. A similar system is also being implemented at certain Wace operations to replace non- compliant portions of those systems. In the event the Company cannot implement a Y2K-compliant job costing or billing system at these locations, the Company plans to rely on processes that are not electronically integrated to provide the necessary information. Reliance on such non-electronically integrated systems may result in higher administrative costs.

  Non-IT Systems: The Company intends to perform a cursory review of its non-IT systems, which would involve an assessment of the myriad of day-to-day functions that may be controlled or enhanced by some type of microprocessor. The Company's contingency plan for non-IT systems that are not reviewed is to develop alternative workflows for any non-IT system that fails to function properly due to the Y2K Issue. There can be no assurance, however, that there will not be a disruption in the Company's ability to do business because of a Y2K problem encountered with one of these systems.

  Customer and Vendor IT Systems: The Company is continuing its review of customers' and vendors' systems by soliciting responses to questionnaires sent to such customers and vendors. All responses received to date by the Company have indicated that the responding vendor or customer does recognize the Y2K issue and is taking the necessary steps to mitigate risks. Non-Y2K compliant customer systems may inhibit the ability of customers to process and pay the Company's invoices or to continue to provide business to the Company. Non-Y2K compliant vendor systems may inhibit the ability of vendors to provide the goods and services necessary for the Company to continue to perform its business. Although the Company would seek to receive such goods and services from those vendors who can provide them without interruption caused by Y2K Issues, there can be no assurance that the Company will be able to locate vendors that can provide the goods and services in a timely manner and at a similar cost.

  The Company will fund the costs of attaining Y2K compliance through working capital or borrowings under its credit facilities. The Company is unable at this time to estimate the costs of attaining Y2K compliance or the potential impact of Y2K Issues on its future results of operations. The Company has not deferred and does not intend to defer any systems related projects due to the work necessary to achieve Y2K compliance.

  There can be no assurance that the Company will not uncover additional Y2K Issues as it proceeds with its reviews. Failure to attain Y2K compliance may have an adverse effect on the Company's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's primary exposure to market risk is interest rate risk. The Company had $299,874,000 outstanding under its credit facilities at June 30, 1999. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through three interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the three interest rate swaps totaled $75,000,000 at June 30, 1999. A change in interest rates of 1.0% would result in an annual change in income before taxes of $2,249,000 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at June 30, 1999.

                          PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

   The annual meeting of the stockholders of Applied Graphics Technologies, Inc., was held on June 3, 1999, and adjourned to June 17, 1999. The stockholders voted on the following matters:

         1. The election of the following nine directors of the Company for terms expiring at the 2000 annual meeting of stockholders:


                                    Shares        Shares
                                   Voted For      Withheld
                                   ---------      --------
 Fred Drasner                       21,059,385       197,855
 John R. Harris                     21,061,274       195,966
 Martin D. Krall                    21,061,274       195,966
 Marne Obernauer, Jr.               21,061,274       195,866
 David R. Parker                    21,059,874       197,366
 Howard Stringer                    20,102,681     1,154,559
 Linda J. Wachner                   21,060,474       196,766
 John Zuccotti                      21,059,029       198,211
 Mortimer B. Zuckerman              21,059,935       197,305



         2. The amendment of the 1998 Incentive Compensation Plan.

                         Shares          Shares           Shares
                        Voted For     Voted Against     Abstained
                        ---------     -------------     ---------
                         9,107,389      8,910,546         15,172


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


      10.6(c)       Employment Agreement, effective as of May 24, 1999, between the
                    Company and Derek Ashley.


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

        10.8        Applied Graphics Technologies, Inc., 1998 Incentive Compensation
                    Plan, as Amended and Restated.

      10.9(a)       Amended and Restated Credit Agreement, dated as of March 10, 1999, among Applied Graphics Technologies, Inc., Other Institutional
                    Lenders as Initial Lenders, and Fleet Bank, N.A.  (Incorporated by
                    reference to Exhibit 99.2 of the Registrant's Report on Form 8-K
                    (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on March 22,
                    1999).

      10.9(b)       Amendment No. 1, dated as of June 2, 1999, to the Amended and
                    Restated Credit Agreement among Applied Graphics Technologies, Inc.,
                    Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A.

         27         Financial Data Schedule (EDGAR filing only).

--------------------------------------------------------------------------------
(b) The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1999:

         Current Report on Form 8-K filed on April 6, 1999, regarding increase in the offer to purchase all of the outstanding shares of Wace Group Plc.

         Current Report on Form 8-K filed on June 4, 1999, regarding the acquisition of Wace Group Plc.

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


                                                   APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                          (Registrant)


                                By:                                /s/ Martin D. Krall
Date: August 16, 1999
                                ------------------------------------------------------
                                                                       Martin D. Krall
                                                             Executive Vice President,
                                                    Chief Legal Officer, and Secretary
                                                             (Duly authorized officer)

                                                               /s/ Louis Salamone, Jr.
Date:  August 16, 1999
                                ------------------------------------------------------
                                                                   Louis Salamone, Jr.
                                     Senior Vice President and Chief Financial Officer
                                                        (Principal Financial Officer)