Form 10-Q
period 1999-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 1999-11-15
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of October 31, 1999, was 22,474,772.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                       September 30,   December 31,
                                                                           1999           1998
                                                                           ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 13,373       $ 20,909
   Trade accounts receivable (net of allowances of $17,361 in 1999
      and $15,823 in 1998)                                                150,907         93,552
   Due from affiliates                                                      7,962          6,561
   Inventory                                                               50,035         34,807
   Income tax receivable                                                                  14,936
   Prepaid expenses                                                        16,164          4,991
   Other current assets                                                    23,903          9,485
   Deferred income taxes                                                   22,254         21,423
                                                                         --------       --------

          Total current assets                                            284,598        206,664
Property, plant, and equipment - net                                      122,659         83,262
Goodwill and other intangible assets  (net of accumulated
    amortization of $19,227 in 1999 and $8,546 in 1998)                   533,515        414,508

Other assets                                                                7,026          8,109
                                                                         --------       --------

          Total assets                                                   $947,798       $712,543
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 $ 95,160       $ 56,961
   Current portion of long-term debt and
       obligations under capital leases                                     2,609          3,247
   Due to affiliates                                                        1,155          1,513
   Other current liabilities                                               25,019         20,442
                                                                         --------       --------

          Total current liabilities                                       123,943         82,163
Long-term debt                                                            311,993        203,830
Subordinated notes                                                         30,133
Obligations under capital leases                                            4,646          3,475
Other liabilities                                                          22,897          5,677
                                                                         --------       --------

          Total liabilities                                               493,612        295,145
                                                                         --------       --------

Commitments and contingencies
Minority interest - Redeemable Preference
  Shares issued by subsidiary                                              33,425
                                                                         --------

Stockholders' Equity:
   Preferred stock (no par value, 10,000,000
      shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000
      shares authorized; shares issued and
      outstanding: 22,474,772 in 1999 and 22,379,127
      in 1998)                                                                225            224
   Additional paid-in capital                                             386,533        385,279
   Accumulated other comprehensive income                                     613             (4)
   Retained earnings                                                       33,390         31,899
                                                                         --------       --------

      Total stockholders' equity                                          420,761        417,398
                                                                         --------       --------

           Total liabilities and stockholders' equity                    $947,798       $712,543
                                                                         ========       ========


             See Notes to Interim Consolidated Financial Statements

                       Applied Graphics Technologies, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)


                                                For the Nine Months Ended         For the Three Months Ended
                                                       September 30,                    September 30,
                                                -------------------------         --------------------------
                                                  1999             1998             1999              1998
Revenues                                        $ 444,303        $ 265,439        $ 179,917        $ 124,876
Cost of revenues                                  290,207          171,347          114,690           81,267
                                                ---------        ---------        ---------        ---------

Gross profit                                      154,096           94,092           65,227           43,609
                                                ---------        ---------        ---------        ---------

Selling, general, and
    administrative expenses                       118,416           59,666           48,777           30,148
Amortization of intangibles                        10,130            4,470            3,938            2,794
Restructuring charge                                1,865            5,300            1,865
                                                ---------        ---------        ---------        ---------

Total operating expenses                          130,411           69,436           54,580           32,942
                                                ---------        ---------        ---------        ---------

Operating income                                   23,685           24,656           10,647           10,667
Interest expense                                  (15,475)          (4,648)          (7,731)          (3,420)
Interest income                                       394            1,813              202               82
Other income - net                                  1,146              832              875              134
                                                ---------        ---------        ---------        ---------

Income before provision for
   income taxes and minority interest               9,750           22,653            3,993            7,463
Provision for income taxes                          6,825           10,250            3,946            3,832
                                                ---------        ---------        ---------        ---------

Income before minority interest                     2,925           12,403               47            3,631
Minority interest                                  (1,434)                             (868)
                                                ---------        ---------        ---------        ---------

Net income (loss)                                   1,491           12,403             (821)           3,631
Other comprehensive income                            617               48              483                1
                                                ---------        ---------        ---------        ---------

Comprehensive income (loss)                     $   2,108        $  12,451        $    (338)       $   3,632
                                                =========        =========        =========        =========


Earnings (loss) per common share:
Basic                                           $    0.07        $    0.62        $   (0.04)       $    0.16
Diluted                                         $    0.07        $    0.60        $   (0.04)       $    0.16

Weighted average number of common shares:
Basic                                              22,422           19,957           22,475           22,335
Diluted                                            22,424           20,823           22,475           23,117


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                      1999             1998
                                                                                      ----             ----
Cash flows from operating activities:
Net income                                                                         $   1,491        $  12,403
Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization                                                   28,294           12,921
      Deferred taxes                                                                     287             (386)
      Restructuring charge                                                             1,055            1,352
      Other                                                                            5,572             (846)
Changes in Operating Assets and Liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                      (23,136)         (23,373)
      Due from/to affiliates                                                          (1,759)             486
      Inventory                                                                       (8,574)          (7,786)
      Other assets                                                                    16,087           (3,190)
      Accounts payable and accrued expenses                                           (2,162)          (8,816)
      Other liabilities                                                               (2,840)            (534)
                                                                                   ---------        ---------
Net cash provided by (used in) operating activities                                   14,315          (17,769)
                                                                                   ---------        ---------

Cash flows from investing activities:
      Investment in available-for-sale securities                                                    (178,433)
      Proceeds from sale of available-for-sale securities                                             283,779
      Property, plant, and equipment expenditures                                    (21,569)         (24,640)
      Proceeds from sale of property, plant, and equipment                             1,153
      Entities purchased, net of cash acquired                                      (105,432)        (253,816)
      Other investing activities                                                      (5,135)          (4,468)
                                                                                   ---------        ---------
Net cash used in investing activities                                               (130,983)        (177,578)
                                                                                   ---------        ---------

Cash flows from financing activities:
      Proceeds from sale/leaseback transactions                                        2,250            5,215
      Repayment of notes and capital lease obligations                                (1,788)         (16,107)
      Borrowings under credit lines                                                  107,589          199,400
      Proceeds from exercise of stock options                                            960               24
                                                                                   ---------        ---------
Net cash provided by financing activities                                            109,011          188,532
                                                                                   ---------        ---------

Net decrease in cash and cash equivalents                                             (7,657)          (6,815)
Effect of exchange rate changes on cash and cash equivalents                             121
Cash and cash equivalents at beginning of period                                      20,909           12,584
                                                                                   ---------        ---------

Cash and cash equivalents at end of period                                         $  13,373        $   5,769
                                                                                   =========        =========


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                 (In thousands of dollars except share amounts)




                                                               For the nine months ended September 30, 1999
                                                               --------------------------------------------
                                                                                          Accumulated
                                                                    Additional               other
                                                                      paid-in            comprehensive            Retained
                                              Common stock            capital                income               earnings
                                              ------------            -------                ------               --------

Balance at January 1, 1999                 $         224        $     385,279        $          (4)             $    31,899

Issuance of 15,645 common shares as
   additional consideration in
   connection with a 1997 acquisition                                     240

Exercise of stock options                              1                  959

Fair value of stock options issued to
    non-employee                                                           55

Other comprehensive income                                                                     617

Net income                                                                                                          1,491
                                           -------------        -------------        -------------          -------------
Balance at September 30, 1999              $         225        $     386,533        $         613          $      33,390
                                           =============        =============        =============          =============


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per-share amounts)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 1998 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

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


2.  ACQUISITION

    On March 25, 1999, the Company tendered an offer to purchase all of the outstanding ordinary shares of Wace Group Plc ("Wace") for 90 pence per share. On May 21, 1999, the Company's offer was declared unconditional in all respects and Wace came under the control of the Company at that time. The total cash consideration, based on the total number of Wace's ordinary shares outstanding and stock options with an exercise price below 90 pence, is pound sterling73,599, or approximately $118,965, excluding transaction costs. As of September 30, 1999, approximately 89.2% of the total potential shares had been tendered, for which the Company paid $106,354. At September 30, 1999, the remaining purchase consideration of approximately $12,611 is included in "Other noncurrent liabilities" in the accompanying Consolidated Balance Sheet since this obligation will be funded by the Company's existing long-term credit facilities. The Company entered into an amended and restated credit agreement with its lending institutions to finance the acquisition (see Note 5). The Company also offered to acquire Wace's preferred securities through an exchange for subordinated notes issued by the Company (See Note 6).

    The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition, subject to adjustments based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired was approximately $129,525, which is being amortized over a 35-year period. The results of operations of Wace have been included in the Consolidated Statements of Operations since the date of acquisition.

     The following unaudited pro forma information combines the results of operations of the Company, Wace, and acquisitions consummated in 1998 for the nine months ended September 30, 1999 and 1998, calculated as if the acquisitions had occurred on January 1, 1998. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1998 or of results that may occur in the future.

                                                                          For the nine months ended September 30,
                                                                          ---------------------------------------
                                                                              1999              1998
                                                                              ----              ----

Total revenues                                                              $ 513,143        $ 506,376
Income (loss) before provision for income taxes and minority interest       $    (711)       $   3,064
Net income (loss)                                                           $  (5,555)       $  (3,014)
Loss per common share:
     Basic                                                                  $   (0.25)       $   (0.13)
     Diluted                                                                $   (0.25)       $   (0.13)


3. RESTRUCTURING

     During 1998, the Company commenced two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan", respectively). As part of the 1998 Second Quarter Plan, the Company intended to close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at those locations to the Carlstadt facility. The Company has experienced delays in renovating the Carlstadt facility, which has caused the transfer of work and the closing of facilities to be delayed. In addition, as part of the 1998 Second Quarter Plan, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the 1998 Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. As part of the 1998 Fourth Quarter Plan, the Company is closing several facilities in Illinois and terminating employees on a Company-wide basis. The work performed at each of the Illinois facilities to be closed will be performed at the Company's other Midwest facilities.

     In connection with the acquisition of Wace, the Company commenced a plan in the third quarter of 1999 to consolidate certain of its West Coast operations (the "1999 Third Quarter Plan"). As part of the 1999 Third Quarter Plan, the Company has closed the Los Angeles facility previously operated by Wace and intends to move Wace's San Francisco operation to a more suitable facility. A portion of the work currently performed in the Company's Foster City facility will be transferred to the new San Francisco facility and the remaining operation will be moved to a smaller Foster City facility.

     Also in connection with the Wace acquisition, the Company commenced action in the fourth quarter to consolidate certain of its New York metropolitan area operations (the "1999 Fourth Quarter Plan"). As part of the 1999 Fourth Quarter Plan, the Company transferred all of the work performed at one of its New York City facilities to Wace's Varick Street operation. Also as part of the 1999 Fourth Quarter Plan, the Company is considering certain transfers of work among its various metropolitan New York area operations. The final decisions made regarding the consolidation of these facilities in connection with the 1999 Fourth Quarter Plan may have an impact on finalizing the 1998 Second Quarter Plan.

     The results of operations for the periods ended September 30, 1999, include a charge of $1,865 for the 1999 Third Quarter Plan, comprised of $98 for severance and benefits for approximately 37 employees, $712 for facility closure costs (e.g., rent, utilities, maintenance costs, etc.), and $1,055 for the write-off of assets no longer utilized and abandoned as a result of the restructuring. The Company did not incur a charge related to the Fourth Quarter Plan since the plan was not finalized and approved by September 30, 1999. The Company will incur such a charge in the fourth quarter of 1999.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan by December 31, 1999. The completion of the 1998 Second Quarter Plan is dependent on finalizing the 1999 Fourth Quarter Plan. The Company expects to complete the 1999 Third Quarter Plan by June 2000.

     As of September 30, 1999, approximately $189, $2,492, and $975 was included in "Other current liabilities" in the accompanying Consolidated Balance Sheet for the future costs of the 1998 Second Quarter Plan, the 1998 Fourth Quarter Plan, and the 1999 Third Quarter Plan, respectively. During the first nine months of 1999, approximately $1,316 was charged against the 1998 Second Quarter Plan's restructuring reserve, $344 was charged against the 1998 Fourth Quarter Plan's restructuring reserve, and $890 was charged against the 1999 Third Quarter Plan's restructuring reserve. The charges against the 1998 Second Quarter Plan's restructuring reserve were comprised of $395 for severance for 68 employees, $501 for facility closure costs, and $420 related to the write-off of assets no longer utilized and abandoned as a result of the restructuring. The charges against the 1998 Fourth Quarter Plan's restructuring reserve were comprised of $222 for severance for 47 employees and $122 for facility closure costs. The charges against the 1999 Third Quarter Plan's restructuring reserve were comprised of $64 for severance for 27 employees, $130 for facility closure costs, and $696 related to the write-off of assets no longer utilized and abandoned as a result of the restructuring. As of September 30, 1999, no expenditures had been made relating to the 1999 Fourth Quarter Plan.

     The Company intends to pursue other operating efficiencies and synergies and, as a result, may incur additional restructuring charges for such plans.


4.  INVENTORY

    The components of inventory were as follows:

                   September 30,   December 31,
                        1999          1998
                        ----          ----
Finished goods        $ 6,395       $ 5,068
Work-in-process        37,938        25,012
Raw materials           5,702         4,727
                      -------       -------

Total                 $50,035       $34,807
                      =======       =======


5.  LONG TERM DEBT

     In March 1999, the Company entered into an amended and restated credit agreement (the "1999 Credit Agreement") to finance the Wace acquisition. The 1999 Credit Agreement replaces the credit agreement entered into in May 1998 (the "1998 Credit Agreement") and is secured by certain inventory, receivables, and equipment. On June 4, 1999 (the "Initial Funding Date"), the Company borrowed $296,000, the proceeds of which were used to pay off existing borrowings under the 1998 Credit Agreement and to finance the Wace acquisition. The total borrowing capacity under the 1999 Credit Agreement is a maximum of $350 million, comprised of a $100 million revolving line of credit (the "Revolver") and three term loans totaling $250 million (the "Term Loans"). The Revolver extends through June 2005. The Term Loans are comprised of tranches of $125,000, $75,000, and $50,000 that have terms extending through June 2005, June 2006, and June 2007, respectively. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on annual pro forma EBITDA (as defined in the 1999 Credit Agreement). At September 30, 1999, $308,939 was outstanding under the 1999 Credit Agreement, of which $58,939 was outstanding under the Revolver and $250,000 was outstanding under the Term Loans. The average variable rate on borrowings under both the 1999 Credit Agreement and the 1998 Credit Agreement for the nine months ended September 30, 1999, was 7.7%.

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. At September 30, 1999, the Company was in compliance with all covenants. In addition, under the terms of the 1999 Credit Agreement, the Company is obligated to enter into hedge arrangements within 180 days of the Initial Funding Date for a minimum of two years covering at least 30% of the amount borrowed on the Initial Funding Date. The Company's previously existing swap arrangements, which continue to be accounted for as hedges against the variable interest rate component of the 1999 Credit Agreement, cover approximately 25% of the amount borrowed on the Initial Funding Date. The Company is prohibited from paying dividends on its capital stock under the terms of the 1999 Credit Agreement.

6.  SUBORDINATED NOTES

     At May 21, 1999, Wace had pound sterling39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005.

     On July 5, 1999, the Company offered each holder of the Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes issued by the Company (the "Subordinated Notes"). At September 30, 1999, pound sterling18,297, or approximately $30,133, of the Preference Shares, which accrued dividends through July 31, 1999, had been exchanged for Subordinated Notes. The Subordinated Notes, which bear interest at a fixed rate of 10% annually commencing on August 1, 1999, and mature on October 31, 2005, are subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par. The Subordinated Notes are listed on the London Stock Exchange.

     The Company recorded dividends of $1,434 and $868 on the Preference Shares for the nine month and three month periods ended September 30, 1999, respectively, which are reflected as "Minority interest" in the Consolidated Statements of Operations. The Company accrued interest expense of $495 on the Subordinated Notes for the periods ended September 30, 1999.


7.  RELATED PARTY TRANSACTIONS

    Sales to, purchases from, and administrative charges incurred with related parties during the nine and three months ended September 30, 1999 and 1998, were as follows:

                              Nine months ended           Three months ended
                                  September 30,              September 30,
                              1999          1998          1999          1998
                              ----          ----          ----          ----
Affiliate sales              $ 9,504       $18,948       $ 3,044       $ 4,367
Affiliate purchases          $ 2,781       $ 4,746       $   529       $ 1,380
Administrative charges       $ 1,275       $   719       $   443       $   205


     Administrative charges include charges for certain legal and computer services provided by affiliates and for rent incurred for leases with affiliates.


8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the nine months ended September 30, 1999 and 1998, were as follows:

                         1999           1998
                         ----           ----
Interest paid           $14,226       $ 3,899
Income taxes paid       $ 2,353       $ 9,828

  Noncash investing and financing activities for the nine months ended September 30, 1999 and 1998, were as follows:

                                                               1999             1998
                                                             ---------        ---------
Reduction of goodwill from amortization of excess tax
    deductible goodwill                                      $      77        $      85
Write off of building against capital lease obligation
     upon lease termination                                  $     273
Write off of fixed assets no longer utilized and
    abandoned against restructuring reserve                                   $     446
Common stock issued as additional consideration for
    1997 acquisition                                         $     240
Fair value of stock options issued to non-employee           $      55
Exchange of Preference Shares for Subordinated Notes         $  30,133

Acquisitions:
Fair value of assets acquired                                $ 243,634        $ 564,266
Cash paid                                                     (110,381)        (266,798)
Fair value of common stock issued                              (12,611)        (225,665)
                                                             ---------        ---------

Liabilities assumed                                          $ 120,642        $  71,803
                                                             =========        =========


9.  SEGMENT INFORMATION

     Segment information relating to results of operations for the nine and three months ended September 30, 1999 and 1998, was as follows:



                                 Nine months ended September 30,   Three months ended September 30,
                                      1999             1998              1999            1998
                                    ---------        ---------        ---------        ---------
Revenue:
Content Management Services         $ 348,120        $ 206,423        $ 141,993        $  90,391
Publishing                             68,503           37,064           28,773           28,711
Other operating segments               27,680           21,952            9,151            5,774
                                    ---------        ----------       ---------         ---------
                                    $ 444,303        $ 265,439        $ 179,917        $ 124,876
                                    =========        =========        =========        =========

Operating Income:
Content Management Services         $  42,526        $  33,028        $  16,529        $  12,711
Publishing                              5,813            6,602            4,458            4,300
Other operating segments                4,927            1,572            1,873             (127)
                                    ---------        ---------        ---------        ---------

Total                                  53,266           41,202           22,860           16,884
Other business activities             (17,962)          (6,966)          (6,574)          (3,423)
Amortization of intangibles           (10,130)          (4,470)          (3,938)          (2,794)
Interest expense                      (15,099)          (4,458)          (7,567)          (3,420)
Interest income                           394            1,813              202               82
Other income                            1,146              832              875              134
Restructuring charge                   (1,865)          (5,300)          (1,865)
                                    ---------        ---------        ---------        ---------

Consolidated income before
   provision for income taxes
   and minority interest            $   9,750        $  22,653        $   3,993        $   7,463
                                    =========        =========        =========        =========

     Segment information relating to the Company's assets as of September 30, 1999, was as follows:

                                    1999
                                    ----

Total Assets:
Content Management Services       $709,044
Publishing                         157,095
Other operating segments            34,485
Other business activities           47,174
                                  --------

Total                             $947,798
                                  ========


10. SUBSEQUENT EVENT

     In October 1999, the Company signed an agreement to sell the photolab business acquired as part of the Wace acquisition. The sales price will be between $11,000 and $12,000. The transaction is subject to customary closing conditions and is expected to be completed during the first quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the timing of completion and the success of the various restructuring plans; the rate and level of capital expenditures; the adequacy of the Company's lines of credit and cash flows to fund cash needs; the ability to sell certain properties and non-core businesses; successful integration of the Wace operations; the success of the integration and restructuring efforts in generating additional operating cash flows and EBITDA; the ability to maintain compliance with covenants under the 1999 Credit Agreement; economic conditions that adversely impact the Company's customers; and the ability to obtain Y2K compliance for various systems, equipment, and software or execute contingency plans.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH 1998

     Revenues in the first nine months of 1999 were $178,864,000 higher than in the comparable period in 1998. The increase in revenues of $187,597,000 from facilities operated for none or only a portion of the 1998 period was comprised primarily of $80,469,000 in revenues from Wace Group Plc ("Wace"), $95,996,000 in revenues from Devon Group, Inc. ("Devon"), and $11,132,000 in revenues from other acquired operations for the comparable 1999 period not operated in 1998. The acquisition of Wace and the merger with Devon were consummated on May 21, 1999, and May 27, 1998, respectively. This increase in revenues from acquired operations was offset by a decrease in revenues of $8,733,000 at facilities operated during the comparable 1998 period. This decrease at existing facilities was caused primarily by the loss of certain customers and reduced business from other customers, principally those in the entertainment industry.

     Revenues increased by $141,698,000 from content management services, $31,440,000 from publishing operations, $3,706,000 from broadcast media distribution services, and $2,020,000 from digital services. Increased revenues from content management services resulted from revenues of $156,220,000 associated with acquired operations, primarily the content management businesses acquired in the merger with Devon and the acquisitions of Wace and Color Control, Inc. ("Color Control"), partially offset by a decrease in revenues of $14,522,000 at the Company's prepress facilities operated in the 1998 period. Revenues from the publishing group increased as a result of operating the publishing business acquired as part of the Devon merger for the full period in 1999. Increased broadcast media distribution services revenues resulted from internally generated growth. Increased revenues from digital services primarily resulted from the operations of Agile Enterprises, Inc., which was acquired subsequent to the 1998 period.

     Gross profit increased $60,004,000 in the first nine months of 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in the first nine months of 1999 was 34.7% as compared to 35.4% in the 1998 period. This decrease in the gross profit percentage resulted from reduced margins at traditional prepress facilities as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs and the need to accept lower margin work. This decrease was partially offset by the work in higher gross profit operations, primarily the publishing group, which was acquired during the 1998 period, and the broadcast media distribution business, which benefited from better pricing and internal expansion that reduced reliance on outside services.

     Selling, general, and administrative expenses in the first nine months of 1999 were $58,750,000 higher than in the 1998 period, and as a percent of revenue increased to 26.7% in the 1999 period from 22.5% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at the Wace operations that have not been fully integrated and costs incurred in the publishing group that was acquired during the 1998 period, which business incurs selling, general, and administrative costs at a much higher rate than the Company's other operations.

     Amortization expense for intangible assets increased by $5,660,000 in the first nine months of 1999 due primarily to the goodwill associated with acquisitions consummated during and subsequent to the 1998 period.

     During 1998, the Company commenced two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan", respectively). The results of operations in the 1998 period include a charge of $5,300,000 related to the Second Quarter Plan. As part of the Second Quarter Plan, the Company intended to close two facilities in New Jersey and make the necessary modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at those locations to the Carlstadt facility. The Company has experienced delays in renovating the Carlstadt facility, which has caused the transfer of work and the closing of facilities to be delayed. In addition, as part of the 1998 Second Quarter Plan, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other metropolitan Chicago area facilities. Also as part of the 1998 Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. As part of the 1998 Fourth Quarter Plan, the Company is closing several facilities in Illinois and terminating employees on a Company-wide basis. The work performed at each of the Illinois facilities to be closed will be performed at the Company's other Midwest facilities.

     In connection with the acquisition of Wace, the Company commenced a plan in the third quarter of 1999 to consolidate certain of its West Coast operations (the "1999 Third Quarter Plan"). The results of operations in the 1999 period include a charge of $1,865,000 related to the 1999 Third Quarter Plan. As part of the 1999 Third Quarter Plan, the Company has closed the Los Angeles facility previously operated by Wace and intends to move Wace's San Francisco operation to a more suitable facility. A portion of the work currently performed in the Company's Foster City facility will be transferred to the new San Francisco facility and the remaining operation will be moved to a smaller Foster City location.

     Also in connection with the Wace acquisition, the Company commenced action in the fourth quarter to consolidate certain of its New York metropolitan area operations (the "1999 Fourth Quarter Plan"). As part of the 1999 Fourth Quarter Plan, the Company transferred all of the work performed at one of its New York City facilities to Wace's Varick Street operation. Also as part of the 1999 Fourth Quarter Plan, the Company is considering certain transfers of work among its various metropolitan New York area operations. The final decisions made regarding the consolidation of these facilities in connection with the 1999 Fourth Quarter Plan may have an impact on finalizing the 1998 Second Quarter Plan. The Company did not incur a charge related to the 1999 Fourth Quarter Plan since the plan was not finalized and approved by September 30, 1999. The Company will incur such a charge in the fourth quarter of 1999.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company expects to complete both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan by December 31, 1999. The completion of 1998 Second Quarter Plan is dependent on finalizing the 1999 Fourth Quarter Plan. The Company expects to complete the 1999 Third Quarter Plan by June 2000.

    Interest expense in the first nine months of 1999 was $10,827,000 higher than in the 1998 period due primarily to the interest on borrowings to finance acquisitions.

    Interest income for the first nine months of 1999 was $1,419,000 lower than during the 1998 period due to the sale of marketable securities to fund certain mergers and acquisitions in 1998.

    Other income in the 1999 period was primarily comprised of a gain of $1,000,000 on the sale of an internet domain name.

     The effective rate of the provision for income taxes of 70.0% in the first nine months of 1999 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and the Wace acquisition and the nondeductible portion of meals and entertainment expenses.

     Revenues from business transacted with affiliates for the nine months ended September 30, 1999 and 1998, totaled $9,504,000 and $18,948,000, respectively, representing 2.1% and 7.1%, respectively, of the Company's revenues.

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH 1998

     Revenues in the third quarter of 1999 were $55,041,000 higher than in the comparable period in 1998. The increase was comprised of $53,038,000 from facilities operated for no part of the 1998 period, primarily the $51,814,000 in revenues from Wace, and increased revenues of $2,003,000 at facilities operated during the comparable 1998 period.

     Revenues increased by $51,603,000 from content management services, $864,000 from broadcast media distribution services, $2,513,000 from digital services, and $61,000 from publishing operations. Increased revenues from content management services resulted from revenues of $52,658,000 associated with acquired operations, primarily the content management businesses associated with the Wace acquisition, partially offset by a decrease in revenues of $1,055,000 at the Company's prepress facilities operated in the 1998 period. Increased broadcast media distribution services revenues resulted from internally generated growth. Increased revenues from digital services resulted from additional systems sales.

     Gross profit increased $21,618,000 in the third quarter of 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in the third quarter of 1999 was 36.3% as compared to 34.9% in the 1998 period. This increase in the gross profit percentage resulted from improved gross profit margins in the broadcast media distribution business, which benefited from better pricing and internal expansion that reduced reliance on outside services, and from certain operations acquired as part of Wace, which attained higher gross profit margins than the Company's other traditional prepress facilities.

    Selling, general, and administrative expenses in the third quarter of 1999 were $18,629,000 higher than in the 1998 period, and as a percent of revenue increased to 27.1% in the 1999 period from 24.1% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at the Wace operations that have not been fully integrated.

     Amortization expense for intangible assets increased by $1,144,000 in the third quarter of 1999 due primarily to the goodwill associated with acquisitions consummated subsequent to the 1998 period.

     The results of operations in the third quarter of 1999 include a restructuring charge of $1,865,000 related to the 1999 Third Quarter Plan (see Management's Discussion and Analysis for the nine month period).

     Interest expense in the third quarter of 1999 was $4,311,000 higher than in the 1998 period due primarily to the interest on borrowings to finance acquisitions.

     Other income in the 1999 period was primarily comprised of a gain of $1,000,000 on the sale of an internet domain name.

     The effective rate of the provision for income taxes of 98.8% in the third quarter of 1999 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and Wace acquisition and the nondeductible portion of meals and entertainment expenses.

     Revenues from business transacted with affiliates for the three months ended September 30, 1999 and 1998, totaled $3,044,000 and $4,367,000, respectively, representing 1.7% and 3.5%, respectively, of the Company's revenues.


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

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. At September 30, 1999, the Company was in compliance with all covenants. At September 30, 1999, total senior funded debt (as defined in the 1999 Credit Agreement) was $331,859,000. Although the Company may continue to borrow up to the maximum capacity during the course of subsequent periods, on the last day of each quarterly period in 1999 it must have a ratio of total senior funded debt to annual pro forma EBITDA that does not exceed 4.25 in order to remain in compliance with the covenants of the 1999 Credit Agreement. The Company continues to monitor compliance with this covenant and intends to take certain actions to ensure compliance is maintained. The Company is actively pursuing the sale of certain of its properties and non-core businesses, including those obtained as part of the Wace acquisition, to generate additional working capital. In addition, the Company's ongoing integration and restructuring efforts may result in higher EBITDA and higher operating cash flows that can be used to pay down debt.

     During the first nine months of 1999, in addition to the borrowings under the 1999 Credit Agreement and the acquisition of Wace, the Company repaid $1,788,000 of notes and capital lease obligations and invested $21,569,000 in management information systems, facility construction, and new equipment. Such amounts were primarily generated from cash balances at year end and sale and leaseback transactions that generated proceeds of $2,250,000. The sale and leaseback arrangements, which are accounted for as operating leases, resulted in immaterial gains that have been deferred and are being recognized as a credit against future rental expenses.

    Cash flows from operating activities during the first nine months of 1999 increased by $32,084,000 as compared to the comparable period in 1998 due primarily to the receipt of income tax refunds and the timing of vendor payments.

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

    The Company has been reviewing the Y2K Issue and has separated its review into five categories. These categories are (i) internally developed software and information technology ("IT") systems for sale or internal use, (ii) IT systems and software associated with the Company's content management and other manufacturing processes, (iii) financial and other administrative IT systems,
(iv) non-IT systems, and (v) customer and vendor IT systems.

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

    Manufacturing Processes: The Company has been reviewing its prepress manufacturing processes and the equipment and software used in such processes, including those processes and equipment used at the operations obtained as part of the Wace acquisition. The Company's prepress manufacturing process is heavily dependent on Macintosh systems, which are Y2K compliant. The Company has received certificates from certain of its suppliers of manufacturing equipment and software regarding Y2K compliance or Y2K readiness of such suppliers. All suppliers reviewed to date have indicated that their equipment and software are either Y2K compliant or that they have commenced action necessary to make such equipment and software Y2K compliant. The Company has also been installing Y2K compliant equipment and software as older, non-compliant items are retired. To date, most mission-critical systems have been assessed and only minor Y2K-related issues have been identified in the prepress manufacturing processes. As part of its plan, the Company is identifying, categorizing, and assessing all of its manufacturing process equipment and software and is in the process of repairing or replacing any non-compliant systems identified in its review. The Company intends to achieve Y2K compliance by the end of the year. In the event that certain systems are not compliant by the end of the year, the Company's contingency plan is to use other systems within a facility that are compliant or, if necessary, transfer portions of the work to facilities with compliant systems. Based on its review, the Company believes that sufficient systems are Y2K-compliant to be able to rely on the contingency plan.

    The Company is not responsible for the printing of customers' material, except for certain limited print work done in its Los Angeles facility and other print work subcontracted to an affiliate. However, the Company makes use of direct-to-plate delivery to certain printers selected by its customers. The Company's ability to continue to use direct-to-plate delivery may be contingent on the printers' equipment being Y2K compliant. Certain of these printers use equipment supplied by the Company that is Y2K compliant. In the event that a printer's equipment is not Y2K compliant and is unable to accept direct-to-plate delivery, the Company could deliver film to such printer. However, irrespective of how the Company delivers its product to the printer, the ability of the printer to deliver the finished product to the customer is contingent on the printer's manufacturing process not being adversely impacted by the Y2K Issue. The Company's business could be adversely impacted if printers' manufacturing processes are not Y2K compliant, and therefore unable to produce finished product, or if customers, as a result, order fewer prepress services or delay orders until an alternative printer whose manufacturing process is Y2K compliant is located. The Company does not intend to review the Y2K compliance status of printers.

    Based on a review of the systems used in the publishing operations acquired in the Devon merger, the Company has not identified any significant Y2K-related issues in mission critical systems.

    The Company has reviewed the Y2K Issues involving the broadcast media distribution manufacturing process and expects to make the necessary modifications to achieve Y2K compliance at its various locations by the end of the year. In the event all necessary modifications are not completed by the end of the year, the Company's contingency plan is to transfer work to locations with compliant systems.

    Financial and Other Administrative IT Systems: The Company has been replacing the various modules that comprise its financial and administrative systems that are not Y2K compliant. The general ledger and accounts payable modules of the Company's various systems are Y2K compliant. The accounts receivable modules are compliant, except at certain operations acquired as part of the Devon merger. The Company is currently implementing the accounts receivable module of its new financial system at these locations and expects to be completed before the end of the year. In the event delays are encountered and implementation of the Y2K-compliant systems is not completed, the Company's contingency plan is to implement a stand-alone accounts receivable package that is Y2K compliant but that is not integrated with the rest of the Company's financial system modules.

    The Company has been replacing its job costing and billing systems at those locations that have non-Y2K compliant systems. The Company is currently in the process of implementing a replacement system for certain operations currently using job costing systems that are not Y2K compliant. Failure to implement a new system at those locations using a non-Y2K compliant system may adversely impact the Company's ability to properly bill a customer for work performed on specific jobs and to properly manage costs at these locations. The Company is currently implementing a Y2K compliant billing system at certain locations that do not have compliant systems. A similar system has been implemented at certain Wace operations to replace non-compliant portions of those systems. In the event the Company cannot implement a Y2K-compliant job costing or billing system at these locations, the Company plans to rely on processes that are not electronically integrated to provide the necessary information. Reliance on such non-electronically integrated systems may result in higher administrative costs.

    Non-IT Systems: The Company has been performing a cursory review of its non-IT systems, which would involve an assessment of the myriad of day-to-day functions that may be controlled or enhanced by some type of microprocessor. The Company's contingency plan for non-IT systems that are not reviewed is to develop alternative workflows for any non-IT system that fails to function properly due to the Y2K Issue. There can be no assurance, however, that there will not be a disruption in the Company's ability to do business because of a Y2K problem encountered with one of these systems.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's primary exposure to market risk is interest rate risk. The Company had $308,939,000 outstanding under its credit facilities at September 30, 1999. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through three interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the three interest rate swaps totaled $75,000,000 at September 30, 1999. A change in interest rates of 1.0% would result in an annual change in income before taxes of $2,339,000 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at September 30, 1999.

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

                  10.6(c) Employment Agreement, effective as of May 24, 1999, between the Company and Derek Ashley (Incorporated by reference to Exhibit No. 10.6 (c) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30,
                           1999).

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

                  10.6(f) Employment Agreement, effective as of July 21, 1998, between the Company and Jonathan C. Swindle (Incorporated by reference to Exhibit No. 10.6(f) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended September 30, 1998).

                  10.7 Form of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.7 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

                  10.8 Applied Graphics Technologies, Inc., 1998 Incentive Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit No. 10.8 forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).

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

                  10.9(b) Amendment No. 1, dated as of June 2, 1999, to the Amended and Restated Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No. 10.9(b) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).

                  10.9(c) Amendment No. 2, dated July 28, 1999, to the Amended and Restated Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A.

                  27       Financial Data Schedule (EDGAR filing only).


         Note: Long-term debt instruments of the Company and its consolidated subsidiaries under which the total amount of securities authorized do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.


(b) The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1999:

         Current Report on Form 8-K/A filed on July 13, 1999, regarding the disposition of Wace's operations in France.

         Current Report on Form 8-K/A filed on August 4, 1999, amending the Current Report on Form 8-K and the Current Report on Form 8-K/A dated June 4, 1999, and July 13, 1999, respectively, for purposes of providing the financial statements of Wace Group Plc and the unaudited pro forma financial information relating to the acquisition of Wace and the disposition of Wace's operations in France.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                            By: /s/ Martin D. Krall
                                                --------------------------------

Date: November 15, 1999

                                                                 Martin D. Krall
                                                       Executive Vice President,
                                              Chief Legal Officer, and Secretary
                                                       (Duly authorized officer)


                                                         /s/ Louis Salamone, Jr.
                                               --------------------------------
Date:  November 15, 1999
                                                             Louis Salamone, Jr.
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)