Form 10-K405
period 1999-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2000-03-30
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates as of March 15, 2000, was $111,104,267.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2000, was 22,584,282 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

      (1) Portions of the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
  ITEM     PART I
  ----     ------

   1.      BUSINESS                                                                                      1

   2.      PROPERTIES                                                                                    6

   3.      LEGAL PROCEEDINGS                                                                             6

   4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           6

           EXECUTIVE OFFICERS OF THE COMPANY                                                             7

           PART II
           -------

   5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                     9

   6.      SELECTED FINANCIAL DATA                                                                       9

   7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                                              10

   7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   15

   8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  16

   9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE                                                                                 44

           PART III
           --------

   10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                           45

   11.     EXECUTIVE COMPENSATION                                                                       45

   12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                               45

   13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                               45

           PART IV
           -------

   14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                             46

           SIGNATURES                                                                                   50

                                     PART I

     Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the trend toward electronic distribution of content; the efficiency of competitors or customers of the Company; the expansion of on-line distribution services; the growth of the market for digital services; market acceptance of the Company's digital photography product line; the amount of broadcast media distribution services business received under the agreement with Western; the timing of completion and the success of the various restructuring plans; the ability to sell certain properties and non-core businesses; the rate and level of capital expenditures; and the adequacy of the 1999 Credit Agreement (as defined herein) and cash flows to fund cash needs.

ITEM 1.  BUSINESS.

GENERAL

     Applied Graphics Technologies, Inc. and its subsidiaries (the "Company") primarily provide digital media asset management services. Through its various divisions and significant operations, including the Black Dot Group and Seven Worldwide, the Company offers content management services, broadcast media distribution services, and an array of digital services to magazine publishers, advertising agencies, entertainment companies, automobile and other consumer product manufacturers, and retailers. The Company is also a publisher of greeting cards, calendars, art prints, and other wall decor items. The Company sells its publishing products primarily to mass-market merchants, card shops, bookstores, art galleries, designers, and framers.

     In May 1999, the Company, through a wholly-owned subsidiary, acquired Wace Group Limited (formerly Wace Group Plc) ("Wace"), an international operator of digital imaging businesses and a provider of digital services in the areas of prepress, color management, and interactive multimedia. As a result of the acquisition, the Company enhanced its range of services already provided in the United States and expanded its operations into the United Kingdom and Australia.

     The Company was incorporated in Delaware on December 12, 1995. On April 16, 1996, simultaneous with the consummation of the initial public offering of its common stock, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. ("Applied Printing").

SEGMENT INFORMATION

     See Note 22 to the Company's Consolidated Financial Statements for financial information about industry segments.

SERVICES

     The Company's digital media asset management business consists of content management services, digital services, and broadcast media distribution services.

     Content Management Services. The Company's content management services cover a broad spectrum of services from creation through distribution. The scope of the Company's content management services and the range of customers that can make use of these services have expanded with the emergence of electronic distribution channels and the ability to create digital archives. These services include advertising production services, prepress services, electronic transmission services, and limited print services.

     The Company provides a full range of advertising production services for certain of its customers, primarily retailers. Such services include strategic marketing, creative design, and photography. The Company's strategic marketing services assist customers in reaching a broader audience with targeted messages through the use of research, surveys, and media planning. The creative design services offered by the Company provide customers with a creative concept along with the requisite art direction, copywriting, and design for their advertising and marketing materials. The Company's photographic services provide a wide range of digital and traditional photographic services that include model booking, prop acquisition, location procurement, set designing, and studio photography.

     The Company offers a full range of prepress services to customers regardless of whether the advertising production services are performed by the Company, an advertising agency, or the customer. Prepress services combine text with black and white and full-color picture and graphic content into page format for publication in print and distribution on the World Wide Web, e-mail, proprietary on-line services, and CD-ROM. Most of the Company's facilities are connected by a data network system that enables the Company to allocate prepress work among its facilities for timely completion.

     Through its dedicated satellite, the Company provides electronic transmission services to deliver its customers' creative content to locations around the world. The Company also provides electronic design, digital advertising composition, and transmission of display advertising to newspapers. In addition, the Company provides printing services as an ancillary service to certain customers, primarily those in the entertainment industry. For these customers, the Company prints movie posters, CD covers, video covers, and promotional materials. The Company also offers specialty printing for large format requirements such as movie posters, billboards, and other outdoor signage.

     Digital Services. The Company offers a broad range of digital services and products, including archiving systems, interactive services, digital photography systems, and publishing systems.

     Using integrated equipment and proprietary software, the Company's Digital Link(R) system offers a method to store, manipulate, repurpose, and distribute digital images. The Company uses Digital Link to provide advanced digital imaging services, such as archiving and online distribution, to new groups of customers and to its existing content management customers. The Company creates digital archives of photographic prints, slides, film, and other images to provide the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted, and re-edited. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are generally provided under long term contracts and are usually priced on a per-image basis according to the Company's evaluation of the customer's images and the scope of services to be provided.

     Through its interactive business, the Company offers website and multimedia creative development, implementation, and management for various marketing and e-commerce applications. The Company also provides customers with consulting services regarding how technology can be used to improve the communication of the customers' message.

     The Company has developed digital photography systems, including a digital portrait system that integrates a suite of proprietary Digital Link software applications with specialized hardware and is based on an open architecture that supports the leading digital cameras and printers. The Company's digital portrait system provides studio photography services to retailers and other major providers in the consumer portrait market. The Company's digital portrait system provides its customers with a web-based environment in which the end retail consumer can process, store, manage, and distribute their photographs. This system integrates with the customer's website, thereby providing the Company's customers with the ability to retain their brand equity and reap any ancillary benefits of having consumers visit their websites.

     The Company's TeamBase(TM) software provides newspaper and magazine publishers with a professional publishing editorial system to assist in streamlining operations and organizing workflow.

     Broadcast Media Distribution Services. In its broadcast media distribution business, the Company receives a master copy of a commercial on video or audiotape, duplicates the tape, and ships the copies via air freight to radio and television stations for rebroadcast. As part of its acquisition of SpotLink, Inc. ("SpotLink") in December 1996 from Western International Media Corporation ("Western"), the Company entered into a multi-year contract under which Western is obligated to direct all of its broadcast media distribution business to the Company.

PRODUCTS

     Publishing. Through its subsidiary, Portal Publications, Ltd. ("Portal"), the Company publishes greeting cards, posters, art prints, calendars, original artwork, and other wall decor items. The product lines range from moderately priced items intended for a broad customer base to higher quality items consisting of fine art reproductions, limited edition prints, and upscale posters intended for a narrower and more selective customer base. The Company obtains the images for its publishing products by purchasing the rights to publish photographs and artwork that are either in an artist's stock or are commissioned specifically for the Company's use. Images are also obtained from the public domain primarily through photo libraries. The Company's publishing products are printed by outside vendors that are selected based upon quality, ability to deliver, and price. The products are delivered directly to the Company's warehouses, from where shipments are made directly to customers. The Company's publishing customers are primarily mass-market merchants, card shops, bookstores, art galleries, institutional customers, and framers.

CUSTOMERS

     The Company's digital media asset management customer base encompasses a wide variety of enterprises and organizations, including retailers, publishers, advertising agencies, entertainment companies, and automobile and other consumer product manufacturers. The Company's five largest nonaffiliated customers accounted for approximately 25% of total revenues in 1999. The loss of business from any of these five top customers could have a material adverse effect on the Company. The Company's fifty largest nonaffiliated customers accounted for approximately 50.0% of the Company's revenues in 1999. Revenues from many of the Company's large customers, however, are an aggregation of revenues for services provided by the Company to different groups or publications within a customer, which limits the Company's exposure to the loss of larger customers. In most cases there is no contractual arrangement that would prevent customers from selecting a competitor of the Company to perform some or all of their work. In 1999, approximately 2.1% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mortimer B. Zuckerman, the Chairman of the Board of Directors of the Company, and Fred Drasner, Chairman, Chief Executive Officer, and a director of the Company.

SALES AND MARKETING

     The Company relies primarily on its general managers and regional sales organizations to market its content management services. Because they have conducted business together over several years, personnel at each facility have established strong working relationships with particular customer industries that are prevalent around its location. For instance, personnel at the Los Angeles facilities have strong relationships with the entertainment industry, at the Detroit facility with the automotive industry, at the New York facilities with the publishing industry, and at other locations with major retailers. These relationships also extend to advertising agencies that perform work for these customers.

     The Company maintains a separate sales force to market digital services to existing content management customers and to new groups of customers. The Company also has a sales force to market its broadcast media distribution services.

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

COMPETITION

     Content Management Services: Content management services, especially prepress services, are performed primarily by three types of businesses: (i) independent providers that typically do not also offer commercial printing services as a principal part of their overall business, (ii) commercial printers, such as R. R. Donnelley & Sons, Co., Quebecor Printing, Inc., and Quad/Graphics, Inc., that provide prepress and other image management services as an adjunct to their printing businesses, and (iii) customers that perform certain services themselves using available desktop publishing technologies. The industry currently is extremely fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on the basis of price by bundling the cost of prepress and other content management services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization, and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent providers.

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

     The Company competes for advertising production services primarily with major advertising agencies and professional photography studios primarily on the basis of quality of service.

     Digital Services: In the area of digital imaging and archiving, the Company competes with a small number of software-development companies marketing products to manage image databases. In the area of retail portrait photography, the Company's main competitor is a division of Kodak. The Company believes that its approach, which uses its customers' websites as the portals through which consumers access their photographs as opposed to using a generic site, better serves its customers by allowing the customers to retain their brand equity and reap any ancillary benefits of having consumers visit their websites.

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

     Publishing: In the publishing business, the Company primarily competes with major greeting card companies such as Hallmark Cards, Inc., and American Greetings Corporation. The Company also competes with local and regional producers of posters and art prints. The Company believes competition is based on reliability of service, timeliness of delivery, and the ability to select images with mass-market appeal.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 5,200 total employees, approximately 5,000 of whom were full-time employees. Of the total employees, approximately 2,400 were salaried employees and approximately 2,800 were hourly employees. Approximately 480 of the Company's employees were covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.

INTELLECTUAL PROPERTY

     The Company has a copyright in the software comprising Digital Link. Copyrights do not preclude competitors from developing comparable software. The Company does not currently have any patents. The Company owns the registered trademarks "Applied Graphics Technologies," "Digital Link," "AGT," and other marks used in its business.

GEOGRAPHIC INFORMATION

     See Note 22 to the Company's Consolidated Financial Statements for financial information about geographic regions. Operating income from foreign operations was approximately $1,933,000 and $417,000 for the years ended December 31, 1999 and 1998, respectively.

RECENT DEVELOPMENTS

     The Company previously announced an agreement to sell the photolab business acquired as part of Wace for a sales price of between $11,000,000 and $12,000,000. The transaction was not consummated and the agreement was terminated by the Company. The Company is currently in discussions with another buyer at a similar price. There can be no assurance that the sale of the photolab business will occur or that the price received will be within the anticipated range.

     In February 2000, the Company announced that it had retained an investment banking firm to assist in the sale of Portal, subject to receipt for an adequate price. There can be no assurance that the sale of Portal will occur.

     In March 2000, the Company announced that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. There can be no assurance that any transaction will occur as a result of this effort.

ITEM 2. PROPERTIES

     The Company rents its corporate headquarters in New York City under a lease that expires in 2011 and operates its principal facilities at the locations indicated below.

     New York City                                 Wilmington, Ohio                       Washington, DC
     (5 content management facilities;             (1 broadcast facility)                 (1 content management facility)
     1 broadcast facility; 1 digital facility)

     Atlanta, Georgia                              Central Illinois                       Indianapolis, Indiana
     (2 content management facilities)             (2 content management facilities)      (1 content management facility)

     Boulder, Colorado                             Rochester, New York                    Orlando, Florida
     (1 digital facility)                          (1 digital facility)                   (3 content management facilities)

     Chicago, Illinois                             Seattle, Washington                    Nashua, New Hampshire
     metropolitan area                             (1 content management facility;        (1 digital facility)
     (9 content management facilities;             1 publishing facility)
     1 digital facility)

     Detroit, Michigan                             San Diego, California                  International Locations:
     metropolitan area                             (1 content management facility)
     (3 content management facilities;                                                    United Kingdom
     1 broadcast facility)                                                                (4 content management facilities;
                                                                                          1 digital facility; 1 publishing facility)
     Los Angeles, California                       San Francisco, California
     metropolitan area                             metropolitan area                      Australia
     (4 content management facilities;             (2 content management facilities;      (1 content management facility;
     1 digital facility; 1 broadcast facility)     2 publishing facilities)               1 publishing facility)

     Northern New Jersey                           Dallas, Texas                          Canada
     (4 content management facilities)             (2 content management facilities)      (1 publishing facility)

     Central Michigan                              Omaha, Nebraska
     (1 content management facility)               (1 content management facility)

     The Company owns eleven of the content management facilities and one publishing facility. The remaining facilities are operated under leases that expire in 2000 through 2009. The Company also provides on-site services at certain other customer locations where services are performed only for that specific customer. The Company believes that its facilities are adequate to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

       NAME                                     AGE                         POSITION
       ----                                     ---                         --------

Fred Drasner                                    57     Chairman, Chief Executive Officer, and Director

Derek Ashley                                    39     Vice Chairman, Chief Operating Officer, and Director

Marne Obernauer, Jr.                            56     Vice Chairman and Director

Diane Romano                                    49     President

Scott A. Brownstein                             51     Executive Vice President and Chief Technology Officer

Martin D. Krall                                 59     Executive Vice President, Chief Legal Officer,
                                                       Secretary, and Director

Louis Salamone, Jr.                             53     Senior Vice President, Chief Financial Officer, and Director

     Fred Drasner, Chairman, Chief Executive Officer, and a director of the Company, has been Co-Publisher of the New York Daily News since 1993, and was the Chief Executive Officer of Daily News, L.P., from 1993 to 1999, Co-Chairman of U.S. News & World Report, L.P., since 1998, the Chief Executive Officer of U.S. News & World Report, L.P., from 1985 to 1998, President of U.S. News & World Report, L.P., from 1985 to February 1997, the Chairman and Chief Executive Officer of Applied Printing since 1988, Co-Chairman of The Atlantic Monthly Company from 1998 to 1999, and the Vice-Chairman and Chief Executive Officer of The Atlantic Monthly Company from 1986 to 1998. Mr. Drasner has served as Co-Chairman of Fast Company Media Group, L.L.C., since January 1999. Mr. Drasner also was senior counsel to Shaw, Pittman, Potts & Trowbridge until his resignation in April 1996. Mr. Drasner also has served as a director of Snyder Communications, Inc., since 1998.

     Derek Ashley, Vice Chairman, Chief Operating Officer, and a director of the Company, joined the Company in May 1999 in connection with the acquisition of Wace. Mr. Ashley served as Group Chief Executive of Wace from June 1998 until its acquisition by the Company. Prior to that, Mr. Ashley served as President and Chief Executive Officer of Seven Worldwide, Inc., a wholly-owned subsidiary of Wace, from July 1997 and as European Managing Director of Wace from 1995.

     Marne Obernauer, Jr., Vice Chairman and a director of the Company, joined the Company in 1998 in connection with the merger with Devon Group, Inc. ("Devon"). Prior to joining the Company, he served as Chief Executive Officer of Devon from 1980 to 1998 and as Chairman of the Board of Directors of Devon from 1986 to 1998.

     Diane Romano, President of the Company, served as Executive Vice President of Applied Printing from 1993 to 1995 where she had overall responsibility for prepress and digital imaging services, sales, operations, and technical developments.

     Scott A. Brownstein, Executive Vice President and Chief Technology Officer of the Company, was the Senior Vice President and General Manager of the Company's digital operations from 1993 to 1995, where he was responsible for developing, manufacturing, and marketing the Company's digital services.

     Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary, and a director of the Company, has been Executive Vice President and Chief Legal Officer of the Daily News, L.P., Applied Printing, and U.S. News & World Report, L.P since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly from 1995 to 1999. Mr. Krall has served as Executive Vice President, Chief Legal Officer, and
Secretary of Fast Company Media Group, L.L.C., and its majority owner, FC Holdings, L.L.C., since January 1999. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw, Pittman, Potts & Trowbridge where he was a member of the Management Committee from 1978 to 1994, and the Vice-Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall also was senior counsel to Shaw, Pittman, Potts & Trowbridge until his resignation in April 1996.

     Louis Salamone, Jr., Senior Vice President, Chief Financial Officer, and a director of the Company, joined the Company in 1996. He previously served as Vice President and Chief Financial Officer of Nextel Communications, Inc., a provider of wireless communications services, from September 1994 through May 1996. He was a partner in Deloitte & Touche LLP, an international accounting and consulting firm, from June 1980 through September 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market. The following table sets forth the high and low closing sales price for each full quarterly period during which the common stock was traded.

                                                   1999                              1998
                                        ---------------------------     -------------------------------
                                           High            Low              High              Low
                                        -----------     -----------     -------------    --------------

                  First quarter           17 1/16         6 7/8            60 1/4            45 1/2
                  Second quarter          14 5/8          6 5/8            53 1/2            42 19/32
                  Third quarter           14 1/2          7 3/16           55 3/4            12 1/2
                  Fourth quarter           9 3/16         6 1/2            16 1/2             7 7/8

     As of February 17, 2000, there were 4,125 holders of record of the Company's common stock. No dividends have been paid since April 17, 1996, the date the Company's common stock commenced trading. The Company currently intends to retain any future earnings for use in the operation of its business for the foreseeable future. The Company is prohibited from paying dividends under its existing credit facility.

     In February 2000, the Company issued 109,510 shares of its common stock as additional contingent consideration to the former stockholders of Amusematte Corp. and Agile Enterprise, Inc., which the Company acquired in December 1997 and September 1998, respectively. All contingencies on the additional consideration were satisfied as of December 31, 1999. The sale and issuance of such securities by the Company were effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

December 31,                                       1999 (a)     1998 (b)    1997 (c)      1996      1995 (d)
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per-share
   amounts)

Revenues                                          $ 622,232    $ 394,125   $ 184,993   $ 132,725   $ 117,802

Income (loss) before provision for income taxes
   and minority interest                          $  (6,592)   $  20,439   $  22,707   $  10,820   $  (7,812)

Net income (loss)                                 $ (11,986)   $   8,176   $  13,567   $   9,955   $  (7,812)

Earnings (loss) per common share:
 Basic                                            $   (0.53)   $    0.40   $    0.88   $    0.79
 Diluted                                          $   (0.53)   $    0.39   $    0.83   $    0.77

Total assets                                      $ 940,181    $ 712,543   $ 224,793   $  72,147   $  44,809

Long-term obligations:
  Long-term debt                                  $ 298,501    $ 203,830   $     812   $   6,005   $     853
  Subordinated notes                                 29,867
  Obligations under capital leases                    3,814        3,475       2,011       1,265       2,415
                                                  ---------    ---------   ---------   ---------   ---------
     Total                                        $ 332,182    $ 207,305   $   2,823   $   7,270   $   3,268
                                                  =========    =========   =========   =========   =========

     No dividends have been paid on the Company's common stock.

(a)  Amounts in 1999 include charges of $3,572, $744, $5,558, $2,419, $750,
     $488, and $418 for restructurings, impairment of a business, impairments of property and equipment, loss on disposal and abandonment of fixed assets, a litigation accrual, write off of acquisition costs, and a change in accounting estimate, respectively. (See Note 4 and Note 5 to the Consolidated Financial Statements).

(b) Amounts in 1998 include charges of $8,550, $3,150, and $2,509 for restructurings, abandonment of a business, and impairment of intangible assets, respectively (See Note 4 and Note 5 to the Consolidated Financial Statements).

(c) Amounts in 1997 include a charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's customers.

(d)  Amounts in 1995 include restructuring charges of $3,060.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Year ended December 31, 1999, compared with 1998

     Revenues in 1999 were $228,107 higher than in the comparable period in 1998. Revenues increased by $236,398 from facilities operated for none or only a portion of the 1998 period. Such increase was comprised of $130,205 in revenues from Wace Group Limited (formerly Wace Group Plc) ("Wace"), $96,077 in revenues from Devon Group, Inc. ("Devon"), and $10,116 in revenues from other acquired operations. The acquisition of Wace and the merger with Devon were consummated on May 21, 1999, and May 27, 1998, respectively. This increase in revenues from acquired operations was offset by a decrease in revenues of $8,291 at facilities operated during the comparable 1998 period. This decrease at existing facilities was caused primarily by the loss of customers and reduced business from other customers, principally those in the entertainment industry.

     Revenues in 1999 increased by $185,395 from content management services, $34,985 from publishing operations, $4,538 from broadcast media distribution services, and $3,189 from digital services. Increased revenues from content management services resulted from revenues of $203,478 associated with acquired operations, primarily the content management businesses acquired in the merger with Devon and the acquisition of Wace, partially offset by a decrease in revenues of $18,083 at the Company's prepress facilities operated in both periods. Revenues from the publishing group increased as a result of operating the publishing business acquired as part of the Devon merger for the full year in 1999. Increased broadcast media distribution services revenues resulted from internally generated growth. Increased revenues from digital services primarily resulted from the digital operations acquired as part of Wace.

     Gross profit increased $71,211 in 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in 1999 was 34.0% as compared to 35.6% in the 1998 period. This decrease in the gross profit percentage resulted from reduced margins at traditional prepress facilities as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs and the acceptance of lower margin work. In addition, the gross profit percentage of the creative business within content management services decreased to 29.5% in 1999 from 33.2% in 1998 due to additional work being accepted at lower margins. These decreases were partially offset by the work in higher gross profit operations, primarily the publishing group, which was acquired during the 1998 period, and the broadcast media distribution business, which benefited from better pricing and internal expansion that reduced reliance on outside services.

     Selling, general, and administrative expenses in 1999 were $76,665 higher than in the 1998 period, and as a percent of revenue increased to 27.2% in the 1999 period from 23.6% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at the Wace operations that have not been fully integrated and costs incurred in the publishing group that was acquired during the 1998 period, which business incurred selling, general, and administrative costs at a rate of 38.9% and 39.8% in 1999 and 1998, respectively. Selling, general, and administrative expenses in 1999 include a charge of $750 for a litigation accrual and a charge of $418 related to increased amortization of software costs resulting from a change in the estimated useful life.

     Amortization expense for intangible assets increased by $6,733 in 1999 due primarily to the goodwill associated with acquisitions consummated during and subsequent to the 1998 period.

     The loss on disposal of fixed assets was $2,419 in 1999. The Company abandoned or disposed of significant amounts of equipment in 1999 as a result of the reallocation of work among various facilities, a change in service requirements of certain major customers, and a general upgrade of equipment at certain of the Company's larger facilities to achieve anticipated efficiencies from the various integration efforts.

     The results of operations for 1999 included a charge of $3,572 related to various restructuring efforts initiated by the Company (see Note 4 to the Consolidated Financial Statements). During 1998, the Company commenced two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan", respectively). The 1998
Second Quarter Plan was revised in the fourth quarter of 1998 in response to additional acquisitions and a change in operation management. As part of the 1998 Second Quarter Plan, the Company closed a facility in New Jersey and made modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at the closed location to the Carlstadt facility. In addition, as part of the 1998 Second Quarter Plan, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the 1998 Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. The results of operations for 1999 included a charge of $228 related to the 1998 Second Quarter Plan resulting from the Company not being released as early as originally estimated from certain rental obligations on abandoned equipment.

     As part of the 1998 Fourth Quarter Plan, the Company closed several facilities in Illinois and terminated employees on a Company-wide basis. The work performed at each of the closed Illinois facilities is being performed at the Company's other midwest facilities. The results of operations for 1999 included income of $1,447 resulting from the reversal of liabilities no longer needed related to the 1998 Fourth Quarter Plan. The adjustment to the liability resulted from the Company not terminating as many employees as originally anticipated and negotiating favorable settlements on certain building lease obligations. Fewer employees were terminated under the 1998 Fourth Quarter Plan than was originally anticipated due to the Company's re-evaluation of its plans in light of the acqusition of Wace and the voluntary termination of certain employees.

     The Company commenced a plan in the third quarter of 1999 to consolidate certain of its West Coast operations (the "1999 Third Quarter Plan"). As part of the 1999 Third Quarter Plan, the Company closed the Los Angeles facility previously operated by Wace and intends to move Wace's San Francisco operation to a more suitable facility. A portion of the work previously performed in the Company's Foster City facility was transferred to Wace's San Francisco facility and the remaining operation will be moved to a smaller Foster City location. The results of operations for 1999 included a charge of $636 related to the 1999 Third Quarter Plan.

     The Company commenced action in the fourth quarter of 1999 to consolidate certain of its New York and Chicago metropolitan area and United Kingdom operations and consolidate certain administrative functions (the "1999 Fourth Quarter Plan"). As part of the 1999 Fourth Quarter Plan, the Company transferred all of the work performed at one of its New York City facilities to Wace's Varick Street operation. Also as part of the 1999 Fourth Quarter Plan, the Company is further consolidating its Carlstadt, NJ, operation to occupy only two of the three buildings that currently comprise that facility. The Company intends to sublet the vacated building. The Company also redistributed certain work among its various metropolitan New York area operations. In the midwest, the Company closed one of its Chicago facilities and transferred the work previously performed there to one of Wace's Chicago facilities. In the United Kingdom, the Company streamlined certain operations and workflows and initiated a plan to shut down a portion of its digital operations. Additionally, as part of the 1999 Fourth Quarter Plan, the Company initiated a plan to transfer certain centralized administrative functions to the various regional operations, which will result in the closure of a New York metropolitan area administrative office. The results of operations for 1999 included a charge of $4,155 related to the 1999 Fourth Quarter Plan.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to its other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999. The Company expects to complete the 1999 Third Quarter Plan and the 1999 Fourth Quarter Plan by September 2000 and December 2000, respectively.

     Impairments and other charges totaled $6,302 in 1999 and were comprised of $5,558 related to the impairment of property and equipment and $744 related to the impairment of a business. The Company incurred a charge of $2,429 from the impairment of equipment related to its various restructuring and integration efforts. In addition, in connection with the acquisition of Wace, the Company incurred a charge of $3,129 related to the abandonment of certain software development projects that were replaced by systems already in service at the various Wace locations or were no longer viable for the combined entity. In December 1999, the Company incurred a charge of $744 for the write down of long-lived assets related to its events-based digital photography operation.

     Interest expense in 1999 was $15,659 higher than in 1998 due primarily to the interest on borrowings to finance acquisitions. Four interest rate swap agreements entered into by the Company resulted in $354 of additional interest expense in the year.

     Interest income in 1999 was $1,285 lower than during the 1998 period due to the sale of marketable securities to fund certain mergers and acquisitions in 1998.

     Other income in 1999 was primarily comprised of a gain of $1,000 on the sale of an internet-related asset in connection with entering into a long-term agreement to perform content management services and approximately $500 of rental income associated with certain vacated properties. This income was partially offset by a write-off of $488 for acquisition costs related to transactions no longer being pursued.

     The Company incurred a provision for income taxes at a rate equal to 50% of the pretax loss for the year. A provision was incurred, as opposed to a benefit being received, due to the permanent items related to the nondeductible goodwill associated with the Devon merger and the Wace acquisition and the nondeductible portion of meals and entertainment expenses exceeding the amount of the pretax loss.

     The Company continues to transact business with Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer of the Company (the "CEO"), which owned approximately 22.2% of the Company's outstanding common stock at December 31, 1999. The Company also transacts business with other affiliates, including the Daily News, L.P., and U.S. News & World Report, L.P., both of which are beneficially owned by the Chairman and the CEO, as well as with Snyder Communications, Inc., a provider of outsourced marketing services, of which both the Chairman and the CEO were members of the Board of Directors and in the aggregate owned approximately 10.0% of the outstanding common stock as of December 31, 1999. Sales to related parties for the years ended December 31, 1999, 1998, and 1997, totaled $13,008, $23,658, and $16,845, respectively, representing 2.1%, 6.0%, and 9.1%, respectively, of the Company's revenues.

Year ended December 31, 1998, compared with 1997

     Revenues in 1998 were $209,132 higher than in the comparable period in 1997. This increase resulted from $15,141 of revenues from additional business generated internally and $193,991 of revenues from acquired operations. In 1998, revenues increased by $142,556 from content management services, $55,183 from publishing operations, $6,605 from broadcast media distribution services, and $4,788 from digital services. Increased revenues from content management services were due primarily to the operations of the content management business acquired in the merger with Devon, as well as other operations acquired subsequent to the 1997 period, including the content management operations of Flying Color Graphics, Inc. ("Flying Color"), and Color Control, Inc. ("Color Control"), which were acquired in January 1998 and June 1998, respectively, and from an overall increase in business at various facilities. Revenues from publishing operations resulted from the publishing business acquired as part of the merger with Devon. Increased broadcast media distribution services revenues primarily resulted from a full year of revenue in 1998 from operations acquired in 1997 and internally generated growth. Increased revenues from digital services primarily resulted from increased software and equipment sales, including amounts generated from acquired operations, and increased digital photography sales.

     The gross profit percentage in 1998 was 35.6% as compared to 34.6% in 1997. Gross profit increased $76,199 in 1998 as a result of the additional revenues for the period as discussed above and increased business in higher margin work, including that from the publishing business and other recently acquired operations.

     Selling, general, and administrative expenses in 1998 were $51,962 higher than in 1997, and as a percent of revenue increased to 23.6% in 1998 from 22.1% in 1997. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at recently acquired operations that have not been fully integrated and additional expenses incurred from the Company's expansion of its sales force in the latter half of 1997.

     Amortization expense for intangible assets increased by $6,477 in 1998 due primarily to the goodwill associated with acquisitions.

     The results of operations for 1998 include a charge of $8,550 related to restructurings, comprised of $5,713 related to the 1998 Second Quarter Plan and $2,837 related to the 1998 Fourth Quarter Plan.

     Impairments and other charges totaled $5,659 in 1998 and were comprised of $3,150 relating to the abandonment of a business and $2,509 from the impairment of intangible assets. In December 1998, the Company adopted a plan to cease certain of its digital photography operations, primarily those operations acquired as part of the acquisition of Digital Imagination, Inc. ("DI"), in June 1997. As of December 31, 1998, the Company had shut down all locations associated with this operation. The charge of $3,150 related to the abandonment of this operation is comprised primarily of the unamortized goodwill related to the DI acquisition, the write-off of certain equipment no longer being utilized as a result of the abandonment, and facility closure costs. In December 1998, the Company incurred a charge of $2,509 for the write down of long-lived assets related to its events-based digital photography operation.

     Interest expense in 1998 was $7,140 higher than in 1997 due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition. Three interest rate swap agreements entered into by the Company during 1998 resulted in an immaterial amount of additional interest expense in the year.

     The effective rate of the provision for income taxes of 60.0% in 1998 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and other acquisitions and the nondeductible portion of meals and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the acquisition of Wace, the Company entered into an amended and restated credit agreement (the "1999 Credit Agreement") with its lending institutions. On June 4, 1999 (the "Initial Funding Date"), the Company borrowed $296,000, the proceeds of which were used to pay off existing borrowings under the Company's previous credit arrangements and to finance the Wace acquisition. The total borrowing capacity under the 1999 Credit Agreement is a maximum of $350,000, comprised of a $100,000 revolving credit line (the "Revolver") and three term loans aggregating $250,000 (the "Term Loans"). The Revolver extends through June 2005. The Term Loans are comprised of three tranches of $125,000, $75,000, and $50,000 that have terms extending through June 2005, June 2006, and June 2007, respectively. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on annual pro forma EBITDA (as defined in the 1999 Credit Agreement).

     Under the terms of the 1999 Credit Agreement, the Company was obligated to enter into hedge arrangements within 180 days of the Initial Funding Date for a minimum of two years covering at least 30% of the amount borrowed on the Initial Funding Date. The Company has entered into four interest rate swap agreements, two of which expire in August 2003 (the "August 2003 Swaps"), one of which expires in August 2001 (the "August 2001 Swap"), and one of which expires in December 2001 (the "December 2001 Swap"). Under the August 2003 Swaps, the August 2001 Swap, and the December 2001 Swap, the Company pays a fixed rate of 5.798%, 5.69%, and 6.45%, respectively, per annum on a quarterly basis and is paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the August 2003 Swaps are $35,000 and $15,000 and the notional amounts of the August 2001 Swap and the December 2001 Swap are $25,000 and $15,000, respectively.

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. At December 31, 1999, the Company was in compliance with all covenants. At December 31, 1999, total senior funded debt (as defined in the 1999 Credit Agreement) was $328,580. Although the Company may continue to borrow up to the maximum capacity during the course of subsequent periods, on the last day of each quarterly period in 1999 it was required to have a ratio of total senior funded debt to pro forma EBITDA for the most recently completed four fiscal quarters that did not exceed
4.25 in order to remain in compliance with the covenants of the 1999 Credit Agreement. This minimum ratio decreases to 4.00 for the four fiscal quarters ended June 30, 2000, and further decreases to 3.75 for the remaining quarter-ending periods in 2000. The Company was also required to maintain a ratio of at least 2.50 of pro forma EBITDA to interest expense for the most recently completed four fiscal quarters. This minimum ratio increases to 2.75 for the four fiscal quarters ended September 30, 2000, and December 31, 2000. The Company continues to monitor compliance with the covenants and intends to take certain actions to ensure compliance is maintained. The Company is actively pursuing the sale of certain of its properties and non-core businesses, including those obtained as part of the Wace acquisition, to generate additional working capital. In addition, the Company's ongoing integration and restructuring efforts may result in higher EBITDA and higher operating cash flows that can be used to pay down debt.

        During 1999, in addition to the borrowings under the 1999 Credit Agreement and the acquisition of Wace, the Company repaid $2,781 of notes and capital lease obligations and invested $18,897 in facility construction and new equipment. Additionally, the Company spent $9,123 on software-related projects. Such amounts were primarily generated by cash flows from operations and sale and leaseback transactions that generated proceeds of $2,249. The sale and leaseback arrangements, which are accounted for as operating leases, resulted in immaterial gains that have been deferred and are being recognized as a credit against future rental expenses.

     Cash flows from operating activities during 1999 increased by $28,658 as compared to 1998 due primarily to an increase in cash from operating income and the receipt of income tax refunds.

     The Company expects to spend approximately $15,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

     At December 31, 1999, the Company had a liability of approximately $3,405 for the future costs related to its restructuring charges, which the Company intends to finance from cash flows from operations. The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. The Company anticipates terminating employees on a Company-wide basis and potentially integrating certain operations during the first half of 2000.

     The Company previously announced an agreement to sell the photolab business acquired as part of Wace for a sales price of between $11,000 and $12,000. This transaction was not consummated and the agreement was terminated by the Company. The Company is currently in discussions with another buyer at a similar price. There can be no assurance that the sale of the photolab business will occur or that the price received will be within the anticipated range.

     In February 2000, the Company announced that it had retained an investment banking firm to assist in the sale of the publishing business, subject to receipt of an adequate price. There can be no assurance that the sale of the publishing business will occur.

     In March 2000, the Company announced that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. There can be no assurance that any transaction will occur as a result of this effort.

     The Company believes that cash flows from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, planned sales of certain properties and certain non-core businesses, and available borrowing capacity will provide sufficient cash flows to fund its cash needs for the foreseeable future.

     Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," was issued in June 1999. SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company is currently evaluating the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations.

     The Company does not believe that inflation has had a material impact on its business.

YEAR 2000 COMPLIANCE

     Many computer systems and applications use a two-digit field to designate a year rather than a four-digit field. This could have resulted in these systems and applications recognizing the use of "00" as either the year 1900 or some other year as opposed to the year 2000 ("Y2K"). Such failure to recognize the correct year could have resulted in system failures and miscalculations that could have adversely impacted the ability of a company to do business (the "Y2K Issue"). The Company identified, reviewed, implemented, and tested modifications to its various computer systems and software to ensure Y2K compliance. The Company did not experience any significant problems related to the Y2K Issue nor was its business adversely impacted by the Y2K Issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $312,539 outstanding under its credit facilities at December 31, 1999. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at December 31, 1999. A change in interest rates of 1.0% would result in a change in income before taxes of $2,225 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at December 31, 1999.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Applied Graphics Technologies, Inc. and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/

DELOITTE & TOUCHE LLP
NEW YORK, NEW YORK
MARCH 17, 2000

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

               (In thousands of dollars, except per-share amounts)

                                                                                                 December 31,
                                                                                          --------------------------
                                                                                               1999         1998
                                                                                          --------------------------
      ASSETS
      Current assets:
         Cash and cash equivalents                                                        $  26,347     $  20,909
         Marketable securities                                                                2,127
         Trade accounts receivable (net of allowances of $14,000 in 1999 and
            $15,823 in 1998)                                                                143,429        93,552
         Due from affiliates                                                                  6,615         6,561
         Inventory                                                                           39,575        34,807
         Income tax receivable                                                                3,477        14,936
         Prepaid expenses                                                                    16,064         4,991
         Deferred income taxes                                                               27,467        21,423
         Other current assets                                                                10,367         9,485
                                                                                          ---------     ---------

                Total current assets                                                        275,468       206,664
      Property, plant, and equipment - net                                                  105,231        75,759
      Goodwill and other intangible assets (net of accumulated amortization
          of $22,230 in 1999 and $8,546 in 1998)                                            539,718       414,508
      Deferred income taxes                                                                                 1,060
      Other assets                                                                           19,764        14,552
                                                                                          ---------     ---------

                Total assets                                                              $ 940,181     $ 712,543
                                                                                          =========     =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable and accrued expenses                                            $  99,291     $  56,961
         Current portion of long-term debt and obligations under capital leases              19,480         3,247
         Due to affiliates                                                                    1,909         1,513
         Other current liabilities                                                           33,857        20,442
                                                                                          ---------     ---------

                Total current liabilities                                                   154,537        82,163
      Long-term debt                                                                        298,501       203,830
      Subordinated notes                                                                     29,867
      Obligations under capital leases                                                        3,814         3,475
      Deferred income taxes                                                                   3,427
      Other liabilities                                                                       9,035         5,677
                                                                                          ---------     ---------

                Total liabilities                                                           499,181       295,145
                                                                                          ---------     ---------

      Commitments and contingencies

      Minority interest - Redeemable Preference Shares issued by subsidiary                  33,050
                                                                                          ---------

      Stockholders' Equity:
         Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
         Common stock ($0.01 par value, shares authorized: 150,000,000 in
           1999 and 1998;  shares issued and outstanding: 22,474,772 in
           1999 and 22,379,127 in 1998)                                                         225           224
         Additional paid-in capital                                                         386,548       385,279
         Accumulated other comprehensive income (loss)                                        1,264            (4)
         Retained earnings                                                                   19,913        31,899
                                                                                          ---------     ---------

            Total stockholders' equity                                                      407,950       417,398
                                                                                          ---------     ---------

                 Total liabilities and stockholders' equity                               $ 940,181     $ 712,543
                                                                                          =========     =========


                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

For the years ended December 31,                          1999           1998           1997
                                                        ---------      ---------      ---------

Revenues                                                $ 622,232      $ 394,125      $ 184,993
Cost of revenues                                          410,821        253,925        120,992
                                                        ---------      ---------      ---------

Gross profit                                              211,411        140,200         64,001
                                                        ---------      ---------      ---------

Selling, general, and administrative expenses             169,528         92,863         40,901
Amortization of intangibles                                14,001          7,268            791
Loss (gain) on disposal of property and equipment           2,419           (311)           200
Restructuring charges                                       3,572          8,550
Impairments and other charges                               6,302          5,659
                                                        ---------      ---------      ---------

  Total operating expenses                                195,822        114,029         41,892
                                                        ---------      ---------      ---------

Operating income                                           15,589         26,171         22,109

Interest expense                                          (23,833)        (8,174)        (1,034)
Interest income                                               607          1,892          1,724
Other income (expense) - net                                1,045            550            (92)
                                                        ---------      ---------      ---------

Income (loss) before provision for income taxes and
   minority interest                                       (6,592)        20,439         22,707
Provision for income taxes                                  3,296         12,263          9,140
                                                        ---------      ---------      ---------

Income (loss) before minority interest                     (9,888)         8,176         13,567
Minority interest                                          (2,098)
                                                        ---------      ---------      ---------

Net income (loss)                                         (11,986)         8,176         13,567
Other comprehensive income (loss)                           1,268             27            (31)
                                                        ---------      ---------      ---------

Comprehensive income (loss)                             $ (10,718)     $   8,203      $  13,536
                                                        =========      =========      =========

Earnings (loss) per common share:
  Basic                                                 $   (0.53)     $    0.40      $    0.88
  Diluted                                               $   (0.53)     $    0.39      $    0.83

Weighted average number of common shares:
  Basic                                                    22,456         20,563         15,475
  Diluted                                                  22,456         21,225         16,430

                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

For the years ended December 31,                                                   1999           1998           1997


Cash flows from operating activities:
Net income (loss)                                                                $ (11,986)     $   8,176      $  13,567
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
      Depreciation and amortization                                                 39,424         20,051          6,222
      Deferred taxes                                                                (2,520)        (1,682)        (1,591)
      Noncash restructuring charges                                                                 2,063
      Noncash impairment charges                                                     6,302          4,935
      Loss (gain) on disposal of property and equipment                              2,419           (311)           200
      Provision for bad debts and returns                                            8,104          1,869          3,990
      Other                                                                            699           (156)        (1,059)
Changes in Operating Assets and Liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                    (16,205)       (18,662)       (13,779)
      Due from/to affiliates                                                           342           (410)        (4,991)
      Inventory                                                                        983          3,321         (1,285)
      Income tax receivable                                                         17,584         (1,804)
      Other assets                                                                     852         (2,966)        (1,042)
      Accounts payable and accrued expenses                                        (13,350)        (7,907)         1,139
      Other liabilities                                                              3,032            505          2,268
                                                                                 ---------      ---------      ---------

Net cash provided by operating activities                                           35,680          7,022          3,639
                                                                                 ---------      ---------      ---------

Cash flows from investing activities:
      Investment in available-for-sale securities                                     (200)      (178,433)      (320,553)
      Proceeds from sale of available-for-sale securities                                         283,779        231,072
      Proceeds from maturities of held-to-maturity securities                                                      1,600
      Property, plant, and equipment expenditures                                  (18,897)       (23,083)       (13,029)
      Software expenditures                                                         (9,123)        (7,812)          (968)
      Proceeds from the sale of property and equipment                              13,910            522             12
      Other investing activities                                                    (5,921)        (4,721)
      Entities purchased, net of cash acquired                                    (121,557)      (259,770)       (10,533)
                                                                                 ---------      ---------      ---------

Net cash used in investing activities                                             (141,788)      (189,518)      (112,399)
                                                                                 ---------      ---------      ---------

Cash flows from financing activities:
      Proceeds from sale of common stock                                                                         121,700
      Proceeds from exercise of stock options                                          960             24          5,641
      Borrowings (repayments) under credit facilities  - net                       111,189        201,350         (5,628)
      Proceeds from sale/leaseback transactions                                      2,249          6,685          3,469
      Repayment of notes and capital lease obligations                              (2,781)       (17,238)        (4,805)
      Repayment of Applied Printing Note                                                                          (1,600)
                                                                                 ---------      ---------      ---------

Net cash provided by financing activities                                          111,617        190,821        118,777
                                                                                 ---------      ---------      ---------

Net increase in cash and cash equivalents                                            5,509          8,325         10,017
Effect of exchange rate changes on cash and equivalents                                (71)
Cash and cash equivalents at beginning of year                                      20,909         12,584          2,567
                                                                                 ---------      ---------      ---------

Cash and cash equivalents at end of year                                         $  26,347      $  20,909      $  12,584
                                                                                 =========      =========      =========

                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands of dollars, except per-share amounts)



                                                                                  Accumulated
                                                                  Additional         Other
                                                    Common         Paid-in-      Comprehensive    Retained
                                                    Stock           Capital      Income (Loss)    Earnings
                                                  ---------      -----------     -------------   ----------
Balance at January 1, 1997                        $     143       $   25,584                     $   10,156

Issuance of 3,000,000 common shares in a
   public offering at $43.00 per share                   30          121,670
Granting of 19,000 warrants to purchase
  common shares                                                          330
Issuance of 486,700 common shares upon
   exercise of stock options                              5            5,636
Income tax benefit associated with exercise
   of stock options                                                    6,407
Unrealized holding loss on available-for-sale                                     $       (31)
   securities
Net income                                                                                           13,567
                                                  ---------      -----------      -----------    ----------

Balance at December 31, 1997                            178          159,627              (31)       23,723
                                                  ---------      -----------      -----------    ----------

Issuance of 68,103 common shares in
   Flying Color Graphics, Inc., acquisition
   at $48.46 per share                                    1            3,299
Issuance of 4,427,290 common shares in
   Devon merger at $50 per share                         44          221,321
Issuance of 45,351 common shares in
   Agile Enterprise, Inc., merger at $22.05
   per share                                              1              999
Issuance of 2,000 common shares upon
   exercise of stock options                                              24
Income tax benefit associated with exercise
   of stock options                                                        9
Unrealized holding gain on available-for-sale
   securities                                                                              31
Unrealized loss from foreign currency
   translation adjustments                                                                 (4)
Net income                                                                                            8,176
                                                 ---------      -----------      -----------    ----------

Balance at December 31, 1998                            224          385,279               (4)       31,899
                                                  ---------      -----------      -----------    ----------

Issuance of 15,645 common shares as
   additional consideration in connection
   with a 1997 acquisition                                               240
Issuance of 80,000 common shares upon exercise
   of stock options                                       1              959
Income tax benefit associated with exercise
   of stock options                                                       15
Fair value of stock options issued to
   non-employee                                                           55
Unrealized holding gain on available-for-sale
   securities                                                                           1,117
Unrealized gain from foreign currency
   translation adjustments                                                                151
Net loss                                                                                            (11,986)
                                                  ---------      -----------      -----------    ----------

Balance at December 31, 1999                      $     225      $   386,548      $     1,264    $   19,913
                                                  =========      ===========      ===========    ==========

                 See Notes to Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per-share amounts)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Applied Graphics Technologies, Inc., and its subsidiaries (the "Company") primarily provide digital media asset management services, offering content management services, broadcast media distribution services, and an array of digital services. The Company provides its digital media asset management services to retailers, magazine publishers, advertising agencies, entertainment companies, and automobile and other consumer product manufacturers. The Company is also a publisher of greeting cards, calendars, art prints, and other wall decor products. The Company sells its publishing products primarily to mass-market merchants, card shops, bookstores, art galleries, designers, and framers.

     The Company was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman") and the Chief Executive Officer of the Company (the "CEO"), was issued 100 shares of common stock and became the Company's sole stockholder. Applied Printing subsequently received 9,309,000 shares of the Company's common stock upon completion of an initial public offering. At December 31, 1999, Applied Printing owned approximately 22.2% of the Company's outstanding common stock.

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

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 1999 presentation.

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

     MARKETABLE SECURITIES: Marketable Securities at December 31, 1999, were classified as "available for sale" and were recorded at fair market value. The Company held no marketable securities at December 31, 1998.

     INVENTORY: Finished goods and raw materials are valued at the lower of cost (cost being determined on a weighted average basis) or market. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, is recorded at the lower of cost or net realizable value.

     PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which generally range from 30 years for buildings to three years for certain machinery and equipment. Leasehold improvements and amounts recorded under capital leases are amortized on the straight-line method over the shorter of the terms of the leases or their estimated useful lives.

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

     INCOME TAXES: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries, which are considered to be permanently invested overseas.

     LONG-LIVED ASSETS: The Company evaluates the recoverability of its long-lived assets by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred.

     FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign operations are translated from the functional currency into United States dollars using the exchange rate at the balance sheet date. Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period. Adjustments resulting from the translation into United States dollars are included in other comprehensive income.

     COMPREHENSIVE INCOME: Other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31, 1999, 1998, and 1997, are comprised of unrealized gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company has entered into four interest rate swap agreements to reduce the Company's exposure to interest rate risk on its variable rate borrowings under its credit facilities. Accordingly, the interest rate swaps are treated as hedges and amounts receivable or payable under the swaps are recorded as current assets or liabilities, respectively, with realized gains and losses recognized as adjustments to interest expense.

     ESTIMATES: The preparation of these financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," was issued in June 1999. SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company is currently evaluating the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations.

3.   ACQUISITIONS

     In May 1999, the Company, through a wholly-owned subsidiary, acquired Wace Group Limited (formerly Wace Group Plc) ("Wace"), an international operator of digital imaging businesses and a provider of digital services in the areas of prepress, color management, and interactive multimedia. The total cash consideration paid by the Company was $125,141 including transaction costs. The Company entered into an amended and restated credit agreement with its lending institutions to finance the acquisition (see Note 10 to the Consolidated Financial Statements). The Company also offered to acquire Wace's preferred securities through an exchange for subordinated notes issued by the Company (see Note 11 to the Consolidated Financial Statements).

     In January 1999, the Company acquired the outstanding stock of a publishing company located in Australia for $1,347 in cash. In September 1999, the Company acquired the operations of a broadcast media distribution company located in California for $278 in cash.

     In May 1998, the Company, through a wholly-owned subsidiary, merged with Devon Group, Inc. ("Devon"), a digital prepress and publishing company. The Company paid $30 per share in cash and distributed 0.6 shares of the Company's common stock in exchange for each outstanding share of Devon common stock. The total consideration paid was $442,730 including transaction costs. To fund the cash portion of the merger consideration, the Company used approximately $86,365 in cash from working capital, including cash acquired from Devon, and borrowed $135,000 under its then existing credit facilities.

     In January 1998, the Company acquired the operations of Flying Color Graphics, Inc. ("Flying Color"), a prepress company with five facilities throughout the midwest. In June 1998, the Company acquired the stock of Color Control, Inc. ("Color Control"), a prepress company with operations in Redmond, WA. In May 1998, the Company acquired the operation of Tint Masters, Inc., a prepress company with a facility in New Jersey. In September 1998, the Company, through a wholly-owned subsidiary, merged with Agile Enterprise, Inc. ("Agile"), a software development company located in Nashua, NH. In November 1998, the Company acquired the operations of Electronic Color Imaging, LLC ("ECI"), a prepress company located in Edgewater, NJ. For these five acquisitions, the Company paid $51,482 in cash, issued 113,454 shares of the Company's common stock valued at $4,300, and assumed certain liabilities.

     During 1999, the Company made contingent payments in the form of cash or shares of common stock in the aggregate amount of $5,087 as additional consideration for certain of the acquisitions based on 1998 performance of the acquired businesses. In addition, the Company will make contingent payments in 2000 in the form of cash or shares of common stock in the amount of approximately $7,784 related to certain acquisitions based on 1999 performance of the acquired businesses. Such amounts are included in "Other current liabilities" in the Consolidated Balance Sheets. Any additional consideration will be determined based upon the future financial performance of the acquired operations. Such contingent payments have been and will be recorded as additional purchase price at the time the necessary conditions are satisfied. Such additional consideration may be in the form of cash or shares of common stock.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of the respective acquisitions, with the amounts related to acquisitions consummated in 1999 subject to adjustment based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired recorded in 1999 and 1998 was approximately $143,462 and $396,862, respectively, which is being amortized over periods ranging from 20 to 40 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Operations subsequent to the respective dates of acquisition.

     The following unaudited pro forma information combines the results of operations of the Company, Wace, and the other acquisitions for the years ended December 31, 1999 and 1998, calculated as if the acquisitions had occurred on January 1, 1998. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1998 or of results that may occur in the future.

                                                                                         Unaudited
                                                                                1999                1998
                                                                            --------------     --------------

Total revenues                                                              $    691,342       $    680,794
Loss before provision for income taxes and minority interest                $    (17,055)      $     (2,426)
Net loss                                                                    $    (19,034)      $     (8,192)
Loss per common share:
  Basic                                                                     $      (0.85)      $      (0.36)
  Diluted                                                                   $      (0.85)      $      (0.37)

4.   RESTRUCTURING

     During 1998, the Company commenced two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan", respectively). The 1998 Second Quarter Plan was revised in the fourth quarter of 1998 in response to additional acquisitions and a change in operation management. As part of the 1998 Second Quarter Plan, the Company closed a facility in New Jersey and made modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at the closed location to the Carlstadt facility. In addition, as part of the 1998 Second Quarter Plan, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the 1998 Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility.

     As part of the 1998 Fourth Quarter Plan, the Company closed several facilities in Illinois and terminated employees on a Company-wide basis. The work performed at each of the closed Illinois facilities is being performed at the Company's other Midwest facilities.

     The Company commenced a plan in the third quarter of 1999 to consolidate certain of its West Coast operations (the "1999 Third Quarter Plan"). As part of the 1999 Third Quarter Plan, the Company closed the Los Angeles facility previously operated by Wace and intends to move Wace's San Francisco operation to a more suitable facility. A portion of the work previously performed in the Company's Foster City facility was transferred to Wace's San Francisco facility and the remaining operation will be moved to a smaller Foster City location.

     The Company commenced action in the fourth quarter to consolidate certain of its New York and Chicago metropolitan area and United Kingdom operations and consolidate certain administrative functions (the "1999 Fourth Quarter Plan"). As part of the 1999 Fourth Quarter Plan, the Company transferred all of the work performed at one of its New York City facilities to Wace's Varick Street operation. Also as part of the 1999 Fourth Quarter Plan, the Company is further consolidating its Carlstadt, NJ, operation to occupy only two of the three buildings that currently comprise that facility. The Company intends to sublet the vacated building. The Company also redistributed certain work among its various metropolitan New York area operations. In the midwest, the Company closed one of its Chicago facilities and transferred the work previously performed there to one of Wace's Chicago facilities. In the United Kingdom, the Company streamlined certain operations and workflows and initiated a plan to shut down a portion of its digital operations. Additionally, as part of the 1999 Fourth Quarter Plan, the Company initiated a plan to transfer certain centralized administrative functions to the various regional operations, which will result in the closure of a New York metropolitan area administrative office.

     The results of operations for the years ended December 31, 1999 and 1998, include charges of $3,572 and $8,550, respectively, and resulted from the various restructuring plans as follows:

                                                                         1999            1998
                                                                     --------------  -------------

1998 Second Quarter Plan                                             $       228     $     5,713
1998 Fourth Quarter Plan                                                  (1,447)          2,837
1999 Third Quarter Plan                                                      636
1999 Fourth Quarter Plan                                                   4,155
                                                                       ------------    -----------

Total                                                                $     3,572     $     8,550
                                                                       ============    ===========

     The components of the restructuring charges incurred in 1998 were as follows:

                                                                          1998 Second        1998 Fourth
                                                                         Quarter Plan        Quarter Plan
                                                                         --------------     ---------------

Facility closure costs                                               $       1,182       $        994
Employee termination costs                                                   1,108              1,067
Abandoned assets                                                             3,423                776
                                                                         --------------     ---------------

Total                                                                $       5,713       $      2,837
                                                                         ==============     ===============

     The charge for employee termination costs related to approximately 100 employees for the 1998 Second Quarter Plan and approximately 350 employees for the 1998 Fourth Quarter Plan.

     The components of the restructuring charges incurred in 1999 were as follows:

                                                    1998 Second        1998 Fourth         1999 Third        1999 Fourth
                                                   Quarter Plan       Quarter Plan        Quarter Plan       Quarter Plan
                                                   --------------    ----------------    ---------------    ---------------

Facility closure costs                         $         (93)     $       (514)       $        468       $      1,516
Employee termination costs                                (3)             (639)                152              2,081
Abandoned assets                                         324              (294)                 16                558
                                                   --------------    ----------------    ---------------    ---------------

Total                                          $         228      $     (1,447)       $        636       $      4,155
                                                   ==============    ================    ===============    ===============

     The charge for employee termination costs related to approximately 34 employees for the 1999 Third Quarter Plan and approximately 137 employees for the 1999 Fourth Quarter Plan.

     The amount included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of December 31, 1999 and 1998, for the future costs of the various restructuring plans and the amounts charged against the respective restructuring liabilities in 1999 and 1998 were as follows:

                                                    1998 Second         1998 Fourth        1999 Third        1999 Fourth
                                                    Quarter Plan       Quarter Plan       Quarter Plan      Quarter Plan
                                                   ---------------     --------------    ---------------    --------------

Restructuring charge                             $     5,713       $       2,837
Facility closure costs                                  (510)
Employee termination costs                              (818)
Abandoned assets                                      (2,880)
                                                   ---------------     --------------

Balance at December 31, 1998                           1,505               2,837
Restructuring charge                                                                    $        636       $      4,155
Facility closure costs                                  (579)               (140)               (242)              (191)
Employee termination costs                              (288)               (385)                (64)            (1,685)
Abandoned assets                                        (572)               (363)
Adjustment to liability                                  228              (1,447)
                                                   ---------------     --------------      ---------------    --------------

Balance at December 31, 1999                     $       294       $         502        $        330       $      2,279
                                                   ===============     ==============      ===============    ==============

     The number of employees comprising the charge against the various restructuring plans' liabilities in 1999 and 1998 for employee termination costs was as follows:

                                                                           1999             1998
                                                                       -------------    -------------

1998 Second Quarter Plan                                                      25               44
1998 Fourth Quarter Plan                                                     108
1999 Third Quarter Plan                                                       24
1999 Fourth Quarter Plan                                                     102

     In 1999, the Company adjusted the liability associated with both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan to reflect changes to estimates made when the plans were originally initiated. The adjustment to the liability for the 1998 Second Quarter Plan primarily resulted from the Company not being released as early as originally estimated from certain rental obligations on abandoned equipment. The adjustment to the 1998 Fourth Quarter Plan resulted from the Company not terminating as many employees as originally anticipated and negotiating favorable settlements on certain building lease obligations. Fewer employees were terminated under the 1998 Fourth Quarter Plan than was originally anticipated due to the Company's re-evaluation of its plans in light of the acquisition of Wace and the voluntary termination of certain employees.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been and will be transferred to its other facilities. The employees terminated and to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999. The remaining liabilities for these plans primarily represent future rental obligations for abandoned property and equipment. The Company expects to complete the 1999 Third Quarter Plan and the 1999 Fourth Quarter Plan by September 2000 and December 2000, respectively.

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. The Company anticipates terminating employees on a Company-wide basis and potentially integrating certain operations during the first half of 2000.

5.   IMPAIRMENTS AND OTHER CHARGES

     Impairments and other charges for the years ended December 31, 1999 and 1998, consisted of the following:

                                                                                 1999            1998
                                                                              -----------     -----------

Impairment of a business                                                  $         744   $       2,509
Impairment of property and equipment                                              5,558
Abandonment of a business                                                                         3,150
                                                                              -----------     -----------

Total                                                                     $       6,302   $       5,659
                                                                              ===========     ===========

     In December 1999, the Company incurred a charge of $744 for the write down of long-lived assets related to its events-based digital photography operation. The Company reviewed the assets of this operation for impairment due to having incurred a similar charge in the prior year. The Company incurred a charge of $2,509 in 1998 for the write down of long-lived assets related to this operation. The revised carrying value of the assets of this operation as of December 31, 1999 and 1998, was calculated based on discounted estimated future cash flows.

     In 1999, the Company integrated certain operations, discontinued certain services, and abandoned certain projects. Due to a change in the use of certain assets resulting from such actions, the Company reviewed those assets of the affected operations for impairment, resulting in a charge of $5,558 for the year ended December 31, 1999. Of this charge, $2,429 related to a write down to net realizable value of equipment to be disposed of that is no longer in service. The charge also included $3,129 related to certain software development projects that were replaced by systems already in service at the various Wace locations or abandoned due to the project no longer being viable for the combined entity.

     In addition to the charges discussed above, in 1999 the Company incurred a charge of $2,419 for the loss on disposal of property and equipment. Such disposals primarily resulted from the reallocation of work among various facilities, a change in service requirements of certain major customers, and a general upgrade of equipment at certain of the Company's larger facilities to achieve anticipated efficiencies from the various integration efforts. Also in 1999, selling, general, and administrative expenses included $418 of additional amortization resulting from a change in the amortization of capitalized software costs to better reflect the current trends in desktop software. The Company now amortizes desktop and other non-production software over a one-year period. Additionally, other expenses included a charge of $488 in 1999 for the write-off of acquisition costs related to transactions no longer being pursued.

     In December 1998, the Company adopted a plan to cease certain of its events-based digital photography operations, primarily the remaining operations obtained in 1997 as part of the acquisition of Digital Imagination, Inc. ("DI"). As of December 31, 1998, the Company closed down all locations associated with these operations. The charge of $3,150 related to the abandonment of this operation is comprised primarily of the unamortized goodwill related to the DI acquisition, the write-off of certain equipment no longer being utilized as a result of the abandonment, and facility closure costs. At December 31, 1999 and 1998, a liability of approximately $382 and $713, respectively, related to this abandonment is included in "Other current liabilities" in the accompanying Consolidated Balance Sheets.

6.   MARKETABLE SECURITIES

     The Company classified its investments in marketable securities at December 31, 1999, as "available for sale" and recorded them at fair market value. The Company held no marketable securities at December 31, 1998. Marketable securities at December 31, 1999, consisted of equity securities with a fair market value of $2,127 and a cost of $200.

     At December 31, 1999, all marketable securities held by the Company were available for current operations and were therefore classified in the Consolidated Balance Sheet as current assets. Unrealized holding gains and losses on available-for-sale securities are reflected in "Other comprehensive income (loss)." Proceeds from sales of available-for-sale securities during the years ended December 31, 1998 and 1997, totaled $283,779 and $231,072, respectively, and resulted in no realized gain or loss. There were no sales of marketable securities for the year ended December 31, 1999. Realized gains and losses are determined based on a specific identification basis.

7.   INVENTORY

     The components of inventory at December 31 were as follows:

                                                                                   1999            1998
                                                                               ------------     -----------

Finished goods                                                              $     6,324     $      5,068
Work-in-process                                                                  27,793           25,012
Raw materials                                                                     5,458            4,727
                                                                               ------------     -----------

Total                                                                       $    39,575     $     34,807
                                                                               ============     ===========

8.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 consisted of the following:

                                                                                  1999               1998
                                                                               -----------        -----------

Land                                                                        $      9,193       $      4,544
Machinery and equipment                                                           69,331             44,877
Buildings and improvements                                                        55,747             51,203
Furniture and fixtures                                                             8,479              3,688
Construction in progress                                                           3,778              4,962
                                                                               -----------        -----------

Total                                                                            146,528            109,274
Less accumulated depreciation and amortization                                    41,297             33,515
                                                                               -----------        -----------


Net                                                                         $    105,231       $     75,759
                                                                               ===========        ===========

     Interest capitalized on construction of buildings and improvements and other qualifying assets during the year ended December 31, 1998, was $227. No interest was capitalized during the years ended December 31, 1999 and 1997.

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 consisted of the following:

                                                                                  1999              1998
                                                                               -----------       ------------

Accounts payable                                                            $     27,687       $    25,221
Salaries and benefits                                                             19,012            10,448
Accrued commissions                                                                5,454             3,789
Accrued customer rebates                                                           3,900             2,393
Accrued interest                                                                   2,660             2,465
Other operating accruals                                                          40,578            12,645
                                                                               -----------       ------------

Total                                                                       $     99,291       $    56,961
                                                                               ===========       ============

10.  LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                                  1999               1998
                                                                               -----------        -----------

Variable rate lines of credit                                               $    62,539        $   201,350
Variable rate term loans                                                        234,688
6% - 10% notes payable due 2001 through 2019                                        374              1,580
6.5% IDA bond due 2004                                                              900                900
                                                                               -----------        -----------

Total                                                                       $   298,501        $   203,830
                                                                               ===========        ===========

     In March 1999, the Company entered into an amended and restated credit agreement (the "1999 Credit Agreement") to finance the Wace acquisition. The 1999 Credit Agreement replaced the credit agreement entered into in May 1998 (the "1998 Credit Agreement") and is secured by certain inventory, receivables, and equipment. On June 4, 1999 (the "Initial Funding Date"), the Company borrowed $296,000, the proceeds of which were used to pay off existing borrowings under the 1998 Credit Agreement and to finance the Wace acquisition. The total borrowing capacity under the 1999 Credit Agreement is a maximum of $350,000, comprised of a $100,000 revolving line of credit (the "Revolver") and three term loans totaling $250,000 (the "Term Loans"). The Revolver extends through June 2005. The Term Loans are comprised of tranches of $125,000, $75,000, and $50,000 that have terms extending through June 2005, June 2006, and June 2007, respectively. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on annual pro forma EBITDA (as defined in the 1999 Credit Agreement). At December 31, 1999, $312,539 was outstanding under the 1999 Credit Agreement, of which $62,539 was outstanding under the Revolver and $250,000 was outstanding under the Term Loans. The average variable rate on borrowings under both the 1999 Credit Agreement and the 1998 Credit Agreement for the year ended December 31, 1999, was 8.0%. The average variable rate on borrowings under both the 1998 Credit Agreement and its predecessor agreement for the year ended December 31, 1998, was 6.5%.

    Principal payments on the long-term debt are due as follows:

2000                                                                                          $    17,562
2001                                                                                               21,659
2002                                                                                               23,498
2003                                                                                               26,250
2004                                                                                               27,150
Thereafter                                                                                        199,944
                                                                                                 -----------

Total                                                                                             316,063
Less current portion                                                                               17,562
                                                                                                 -----------

Total long-term debt                                                                          $   298,501
                                                                                                 ===========

     Under the terms of the 1999 Credit Agreement, the Company was obligated to enter into hedge arrangements for a minimum of two years covering at least 30% of the amount borrowed on the Initial Funding Date. The Company entered into four interest rate swap agreements (collectively, the "Swaps") under which the Company pays a fixed rate per annum on a quarterly basis and is paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The inception dates, notional amounts, fixed rates, and maturity dates of the Swaps are as follows:


         Inception               Notional          Fixed             Maturity
           Date                   Amount           Rate                Date
----------------------------    -----------    --------------    ------------------

        August 1998          $    35,000          5.798%            August 2003
        August 1998          $    15,000          5.798%            August 2003
        August 1998          $    25,000           5.69%            August 2001
       December 1999         $    15,000           6.45%           December 2001

     The Swaps are being accounted for as hedges against the variable interest rate component of the 1999 Credit Agreement. All or a portion of the swaps will no longer be hedges and therefore will expose the Company to market risk to the extent the borrowings under the 1999 Credit Agreement fall below the combined notional amounts of the Swaps or the Credit Agreement is not extended beyond its current term to at least cover the term of the 2003 Swaps. The counterparties to the Swaps are major financial institutions. The Company believes the credit risk associated with nonperformance will not be significant.

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. Such covenants become more restrictive in future periods. At December 31, 1999, the Company was in compliance with all covenants. The Company is prohibited from paying dividends on its common stock under the terms of the 1999 Credit Agreement.

11.  SUBORDINATED NOTES

     At May 21, 1999, Wace had Pound Sterling 39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005.

     On July 5, 1999, the Company offered each holder of the Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes issued by the Company (the "Subordinated Notes"). As of December 31, 1999, Pound Sterling 18,531, or approximately $29,867, of the Preference Shares, which accrued dividends through July 31, 1999, had been exchanged for Subordinated Notes. The Subordinated Notes, which bear interest at a fixed rate of 10% annually commencing on August 1, 1999, and mature on October 31, 2005, are subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par. The Subordinated Notes are listed on the London Stock Exchange.

     The Company recorded dividends of $2,098 on the Preference Shares for the year ended December 31, 1999, which are reflected as "Minority interest" in the Consolidated Statement of Operations. The Company incurred interest expense of $1,257 on the Subordinated Notes for the period ended December 31, 1999.

12.  LEASES

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

     Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                Capital                Operating
                                                                 Leases                  Leases
                                                             ---------------         ---------------

2000                                                      $        2,368          $      18,538
2001                                                               1,951                 15,253
2002                                                               1,420                 12,190
2003                                                                 587                  9,213
2004                                                                 156                  7,215
Later years                                                                              26,285
                                                             ---------------         ---------------

Total minimum lease payments                                       6,482          $      88,694
                                                                                     ===============
Less imputed interest                                                750
                                                             ---------------

Present value of minimum lease payments                            5,732
Less current portion                                               1,918
                                                             ---------------

Long-term obligation under capital leases                 $        3,814
                                                             ===============


     Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                                                     1999                 1998
                                                                  ------------        -------------

Buildings                                                                         $         4,768
Machinery and equipment                                        $       17,480              16,552
                                                                  ------------        -------------

Total                                                                  17,480              21,320
Less accumulated depreciation                                           9,476              11,696
                                                                  ------------        -------------

Net                                                            $        8,004     $         9,624
                                                                  ============        =============

     Total rental expense under operating leases amounted to $22,014, $14,411, and $10,002, for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company enters into sale and leaseback arrangements that are recorded as either capital or operating leases. The gain from these sale and leaseback arrangements is deferred and recognized as credits against either future amortization of the leased asset or future rental expense over the terms of the related leases. At December 31, 1999 and 1998, the remaining balance of the deferred gain totaling $235 and $354, respectively, is included in "Other liabilities," both current and noncurrent, in the accompanying Consolidated Balance Sheets.

13.  INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                              1999             1998              1997
                                                           ------------    -------------    ---------------

CURRENT:
  Federal                                               $        2,163  $       10,953   $       3,018
  State                                                          2,062           2,840           1,187
  Foreign                                                        1,450
                                                           ------------    -------------    ---------------
Total current                                                    5,675          13,793           4,205
                                                           ------------    -------------    ---------------

DEFERRED:
  Federal                                                       (1,001)         (1,410)           (430)
  State                                                           (867)           (272)         (1,161)
  Foreign                                                         (652)
                                                           ------------    -------------    ---------------
Total deferred                                                  (2,520)         (1,682)         (1,591)
                                                           ------------    -------------    ---------------

TAX BENEFITS NOT IMPACTING PROVISION:
  Federal                                                          115             123           4,650
  State                                                             26              29           1,876
                                                           ------------    -------------    ---------------
Total tax benefits not impacting provision                         141             152           6,526
                                                           ------------    -------------    ---------------

Total provision for income taxes                        $        3,296  $       12,263   $       9,140
                                                           ============    =============    ===============

     The provision for income taxes varied from the Federal statutory income tax rate due to the following:

                                                               1999              1998              1997
                                                           --------------    -------------    ---------------

Taxes at statutory rate                                 $       (2,307)   $        7,154   $        7,720
State income taxes, net of Federal tax benefit                     794             1,688            1,256
Amortization of nondeductible goodwill                           4,137             3,030               10
Meals and entertainment expenses                                   502               317              148
Other - net                                                        170                74                6
                                                           --------------    -------------    ---------------

Provision for income taxes                              $        3,296    $       12,263   $        9,140
                                                           ==============    =============    ===============

Federal statutory rate                                         35.00%              35.00%             34.00%
Effective rate                                                (50.00%)             60.00%             40.25%

     The components of the net deferred tax asset at December 31 were as follows:

                                                                               1999              1998
                                                                           --------------   ---------------

Deferred tax assets:
Accounts receivable                                                     $         3,557   $        2,042
Inventory                                                                         3,012            2,868
Property, plant, and equipment                                                      592
Accrued expenses                                                                                   2,083
Obligations under capital leases                                                    235              430
Other liabilities                                                                22,001           17,968
Other assets                                                                                         784
                                                                           --------------   ---------------

Total deferred tax assets                                                        29,397           26,175
                                                                           --------------   ---------------

Deferred tax liabilities:

Prepaid expenses                                                                  2,370            2,257
Accrued expenses                                                                  1,687
Other assets                                                                      1,300
Property, plant, and equipment                                                                     1,435
                                                                           --------------   ---------------

Total deferred tax liabilities                                                    5,357            3,692
                                                                           --------------   ---------------

Net deferred tax asset                                                  $        24,040   $       22,483
                                                                           ==============   ===============

     The Company believes that it is more likely than not that the benefit associated with Federal and state deferred tax assets will be realized in the future and therefore has not established a valuation allowance for deferred tax assets at December 31, 1999 and 1998.

14.  STOCK OPTIONS

     In 1996, the Board of Directors and stockholders approved a Stock Option Plan (the "Employee Plan") and a Non-employee Directors' Nonqualified Stock Option Plan (the "Directors' Plan") (collectively, the "1996 Plans"). Under the Employee Plan, options were granted to key employees of the Company and its affiliates to purchase common stock of the Company. Options granted under the Employee Plan, which have a term of ten years, become exercisable over a five year period in varying amounts, but in no event less than 5% or more than 25% in any year for any individual optionee. Under the Directors' Plan, options were granted to members of the Board of Directors who were not eligible for grants under the Employee Plan. Options granted to new appointees under the Directors' Plan become exercisable over a two year period and have a term of ten years.

The Directors' Plan also provided for an additional 5,000 options to be granted to non-employee directors on each subsequent anniversary date of having first become a member of the Board of Directors. Such anniversary option grants had an exercise price equal to the fair market value of the common stock on the date of grant and were fully vested at grant. The 1996 Plans provided for a combined maximum of 4,200,000 shares of the Company's common stock to be available for issuance upon exercise of options.

     In May 1998, the Company's stockholders approved the 1998 Incentive Compensation Plan, as amended and restated (the "1998 Plan"). As of the adoption of the 1998 Plan, no further grants will be made under the 1996 Plans. The 1998 Plan allows for the granting of options to employees of the Company and its affiliates, nonemployee directors, and independent contractors to purchase common stock of the Company. Options are granted to members of the Board of Directors who are not employees of the Company or any of its affiliates under the 1998 Plan in the same manner as under the provisions of the 1996 Directors' Plan. Options granted under the 1998 Plan have a term of ten years unless a shorter term is established at date of grant. Options granted under the 1998 Plan vest over a five year period and, unless an alternative vesting schedule is established at date of grant, vest 20% on the first anniversary of the grant date, 5% on each of the second through fourth anniversaries of the grant date, and 65% on the fifth anniversary of the grant date. A maximum of 4,000,000 shares of the Company's common stock is available for issuance upon exercise of options under the 1998 Plan, inclusive of the remaining shares available for grant under the 1996 Plans. At December 31, 1999, there were 1,307,500 shares reserved for the issuance of stock options under the 1998 Plan.

     Information relating to activity in the Company's stock option plans is summarized in the following table. Unless otherwise indicated, options have been issued with exercise prices equal to market price.

                                                                                        Weighted             Weighted
                                                                    Number of           Average              Average
                                                                     Shares          Exercise Price         Fair Value
                                                                 ----------------   -----------------    ------------------

Options outstanding at January 1, 1997                               2,491,000            $12.07
Options granted                                                        255,500            $45.15               $26.84
Options exercised                                                     (486,700)           $12.03
Options forfeited                                                      (50,600)           $12.79
                                                                 ----------------

Options outstanding at December 31, 1997                             2,209,200            $15.89
Options granted                                                        450,000            $47.86               $27.61
Options granted with exercise price greater than market              4,013,000            $30.70               $14.58
Options exercised                                                       (2,000)           $12.00
Options forfeited                                                     (197,500)           $26.64
Options cancelled                                                   (2,250,500)           $43.21
                                                                 ----------------

Options outstanding at December 31, 1998                             4,222,200            $18.31
Options granted                                                        160,000            $12.19                $9.22
Options granted with exercise price greater than market                340,000            $14.58                $7.15
Options exercised                                                      (80,000)           $12.00
Options forfeited                                                     (247,600)           $18.30
                                                                 ----------------

Options outstanding at December 31, 1999                             4,394,600            $17.91
                                                                 ================

Options exercisable at December 31, 1997                                72,500            $18.29
                                                                 ================

Options exercisable at December 31, 1998                               615,700            $13.55
                                                                 ================

Options exercisable at December 31, 1999                             1,442,600            $16.60
                                                                 ================

     Information relating to options outstanding at December 31, 1999, is summarized as follows:

                                           Outstanding                                         Exercisable
                         ---------------------------------------------------           -------------------------------
     Range of                              Weighted Avg.      Weighted Avg.                             Weighted Avg.
  Exercise Prices         Options          Exercise Price     Remaining Life           Options          Exercise Price
  ---------------         -------          --------------     --------------           -------          --------------

$7.06 - $16.63           2,145,100              $12.06              6.82                915,300               $11.96
$22.50                   2,162,500              $22.50              8.75                477,500               $22.50
$39.25 - $52.75             87,000              $48.15              6.87                 49,800               $45.47

     The Company accounts for the issuance of stock options to employees and nonemployee directors in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no compensation cost recognized by the Company on the options granted in 1999, 1998, and 1997.

     The Company accounts for the issuance of stock options to non-employees, other than directors, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the cost of a transaction to be measured at the date of grant based on the fair value of the options granted. SFAS No. 123 also provides for an alternative measurement of compensation cost based on the fair value of the options granted to employees and directors. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. During 1999, the Company granted 25,000 options to a former employee in connection with the abandonment of the DI business. The fair value of this option grant of approximately $55 was charged against the liability related to the abandonment of the DI business. The following weighted average assumptions were used in calculating the fair value of options granted:

                                                           1999              1998              1997
                                                           ----              ----              ----
    Risk-free interest rate                                5.27%             5.34%            6.20%
    Expected life                                        7.0 years         6.9 years        6.0 years
    Expected volatility                                   0.7912            0.6159            0.5606
    Expected dividend yield                                 0%                0%                0%

     Had the Company elected to account for the issuance of stock options to employees and directors under SFAS No. 123, the compensation cost would have been $7,142, $3,515, and $3,957 for the years ended December 31, 1999, 1998, and 1997, respectively. The pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997, calculated as if the Company had elected to account for the issuance of stock options under SFAS No. 123, were as follows:

                                                          1999               1998               1997
                                                          ----               ----               ----

     Net income (loss)                            $     (16,128)     $       6,137         $    11,203
     Basic earnings (loss) per share              $      (0.72)      $       0.30          $      0.72
     Diluted earnings (loss) per share            $      (0.72)      $       0.30          $      0.70

15.  EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the years ended December 31, 1999, 1998, and 1997. The number of common shares used in the computation of basic and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997, including pro forma computations, are summarized as follows:

                                                          1999              1998             1997
                                                      -------------     -------------    -------------
     Basic:
       Weighted average issued shares outstanding       22,434,000        20,554,000       15,475,000
       Contingently issuable common
          shares not issued                                 22,000             9,000
                                                      -------------     -------------    -------------

     Weighted average shares outstanding - Basic        22,456,000        20,563,000       15,475,000

     Effect of Dilutive Securities:
        Stock options and warrants                                           658,000          946,000
        Contingently issuable common shares                                    4,000            9,000
                                                      -------------     -------------    -------------

     Weighted average shares outstanding - Diluted      22,456,000        21,225,000       16,430,000
                                                      =============     =============    =============

16.  RELATED PARTY TRANSACTIONS

     In addition to the business it transacts with Applied Printing, the Company also does business and shares services with entities beneficially owned by the Chairman and the CEO, including the Daily News, L.P. (the "Daily News") and U.S. News & World Report, L.P. ("U.S. News"). The Company also does business with Snyder Communications, Inc. and its subsidiaries, a provider of outsourced marketing services, of which both the Chairman and the CEO were members of the Board of Directors and in the aggregate owned approximately 10.0% of the outstanding common stock at December 31, 1999. Also, during the year ended December 31, 1998, the Company utilized the services of Boston Properties, Inc. ("Boston Properties"), a real estate development company of which the Chairman is the Chairman of the Board of Directors and owns approximately 12.3% of the outstanding common stock, primarily for construction related to office space occupied by the Company in New York City.

     DUE TO/FROM AFFILIATES - Affiliates owed the Company $6,615 and $6,561 at December 31, 1999 and 1998, respectively, representing trade receivables. The Company owed affiliates $1,909 and $1,513 at December 31, 1999 and 1998, respectively.

     AFFILIATE SALES AND PURCHASES - The Company has entered into agreements with U.S. News, the Daily News, and Applied Printing pursuant to which it provides content management and digital services. The agreement with U.S. News expires on December 31, 2000, and is renewable annually thereafter by mutual agreement of the parties. The agreements with the Daily News are renewable annually by mutual agreement of the parties. The agreement with Applied Printing commenced in January 1999 and extends for a period of five years. The Company paid $500 to secure the Applied Printing agreement, which is being amortized over the life of the agreement. In addition, the Company occasionally provides services to and purchases services from related parties. Sales to and purchases from related parties for the years ended December 31, 1999, 1998, and 1997, were as follows:

                                                                1999               1998               1997
                                                             ------------       ------------       ------------

Affiliate sales                                           $     13,008       $     23,658       $     16,845
Affiliate purchases                                       $      2,962       $      7,921       $      4,683

     Sales to affiliates represented 2.1%, 6.0%, and 9.1%, of the Company's revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

     SHARED COSTS - The Company receives certain legal and computer services from the Daily News and U.S. News. For such services, the Company incurred charges of $1,244, $508, and $308 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company also received certain merger and acquisition services from the Daily News in 1999 and 1998, for which the Company was charged $280 and $251, respectively.

     In addition, during 1998, the Company jointly implemented new financial and administrative systems with the Daily News and U.S. News. Certain of the software vendor costs incurred for this project were divided among the Company and its affiliates on the basis of either specific identification or an allocation of common charges based on an estimate of the number of end users. The Company incurred charges of $3,810 during 1998 related to the software vendor for this project, which was included as part of property, plant, and equipment at December 31, 1999 and 1998.

     LEASES - The Company leases office space in Washington, D.C., from U.S. News. The charges incurred for the lease were $205, $306, and $301, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company leased office space in New York City from Applied Printing for a portion of 1998 and the year ended December 31, 1997, for which it incurred charges of $106 and $385, respectively. The Company leased a facility in New Jersey from the Daily News and incurred charges of $72 for the year ended December 31, 1997. The Company leased a facility in New York City from the Daily News for the year ended December 31, 1999, and a portion of 1998, for which the Company incurred charges of $156 and $174, respectively. The Company also incurred charges with U.S. News of $184 for the year ended December 31, 1999, for leasing additional space used by the Company at its corporate headquarters in New York City.

17.  RETIREMENT PLANS

     The Company has a defined contribution plan in which employees are eligible to participate upon the completion of six months of service and the attainment of 21 years of age. Participants can contribute into the plan on both a pre-tax and after-tax basis. In addition, the Company can make discretionary contributions into the plan. Participants vest 100% in the Company's discretionary contribution upon the completion of five years of service. The Company did not make any discretionary contributions for the years ended December 31, 1999, 1998, and 1997.

     The Company has various defined contribution plans covering employees at certain acquired operations who meet eligibility requirements. Amounts contributed to these defined contribution plans are at the Company's discretion. Contributions charged to operations for such plans for the years ended December 31, 1999 and 1998, were $2,222 and $968, respectively. The Company also contributes to various multi-employer benefit plans that cover employees pursuant to collective bargaining agreements. The total contributions to multi-employer plans charged to operations for the years ended December 31, 1999, 1998, and 1997, were $558, $461, and $203, respectively.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is contingently liable as a result of transactions arising in the ordinary course of business and is involved in certain legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with counsel, the ultimate resolution of these matters will not have a material effect on the Company's Consolidated Financial Statements.

19.  CONCENTRATION OF CREDIT RISK

     Other than interest rate swap agreements (see Note 10), financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

     The Company provides credit to customers on an uncollateralized basis after evaluating customer credit worthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and retailing businesses. The Company's five largest nonaffiliated customers, excluding related parties, comprise 25%, 28%, and 33% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, amounts due from these customers represent 19% and 14% of trade accounts receivable as of December 31, 1999 and 1998, respectively. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

20.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes were as follows:

                                                                 1999               1998               1997
                                                              ------------       ------------       ------------

Interest paid (net of amounts capitalized)                  $   22,194        $     5,207        $     1,138
Income taxes paid                                           $    2,673        $    15,214        $     4,847

     Noncash investing and financing activities were as follows:

                                                                  1999               1998               1997
                                                              -------------       ------------       ------------

Increase in additional paid-in capital from income tax
  benefit associated with exercise of stock options         $        15        $          9       $      6,407
Reduction of goodwill from amortization of excess tax
  deductible goodwill                                       $       143        $        143       $        119
Acquisition of property, plant, and equipment
   in exchange for obligations under capital leases                            $      3,373       $      1,235
Additions to intangible assets for contingent payments      $     7,784        $      5,001       $      3,174
Non-contingent future payments related to acquisitions                         $      1,234       $        488
Common stock issued as additional consideration for
   1997 acquisition                                         $       240
Fair value of stock options issued to non-employee          $        55
Common stock  and warrants issued for acquisitions                             $    225,665       $        330
Exchange of Preference Shares for Subordinated Notes        $    29,867

Acquisitions:
Fair value of assets acquired                               $   256,859        $    572,986       $     22,204
Cash paid                                                      (126,766)           (272,752)           (11,024)
Fair value of common stock and warrants issued                                     (225,665)              (330)
                                                              -------------       ------------       ------------

Liabilities assumed                                         $   130,093        $     74,569       $     10,850
                                                              =============       ============       ============



21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                     1999                             1998
                                         -----------------------------    ------------------------------
                                          Carrying        Estimated        Carrying         Estimated
                                           Amount        Fair Value         Amount         Fair Value
                                         -----------    --------------    ------------    --------------

ASSETS:
Cash and cash equivalents                $    26,347    $      26,347     $     20,909    $      20,909
Marketable securities                    $     2,127    $       2,127
Other assets                             $     5,165    $       5,165     $      7,444    $       7,444

LIABILITIES:
Long-term debt                           $   316,063    $     315,344     $    205,529    $     205,760
Subordinated notes                       $    29,867    $      31,184
Minority interest                        $    33,050    $      31,193
Obligations under capital leases         $     5,732    $       5,449     $      5,023    $       5,007

OFF BALANCE SHEET FINANCIAL
    INSTRUMENTS:
Unrealized gain (loss) on interest
    rate swap agreements                                $       2,058                     $      (1,711)
Unrealized gain on warrants to
    purchase marketable securities                      $          68

     The following methods and assumptions were used to estimate the fair value of financial instruments presented above:

     CASH AND CASH EQUIVALENTS - the carrying amount is a reasonable approximation of fair value.

     MARKETABLE SECURITIES - the fair value of marketable securities is based on quoted market prices.

     OTHER ASSETS - the carrying amount of non-trade accounts receivables is a reasonable approximation of fair value.

     LONG-TERM DEBT - the fair value of notes payable, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its credit facilities. The carrying amount of the amounts outstanding under the 1999 Credit Agreement is a reasonable approximation of fair value since it is a variable-rate obligation.

     SUBORDINATED NOTES - the fair value of subordinated notes is estimated by discounting the future stream of payments using the rate at which the Company can currently obtain funds under its credit facilities.

     MINORITY INTEREST - the fair value of redeemable preference shares is estimated by discounting the future stream of payments using the rate at which the Company can currently obtain funds under its credit facilities.

     OBLIGATIONS UNDER CAPITAL LEASES - the fair value of obligations under capital leases, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its credit facilities.

     INTEREST RATE SWAP AGREEMENTS - the fair value of the interest rate swap agreements is the estimated amount the Company would receive or have to pay to terminate the agreements.

     WARRANTS TO PURCHASE MARKETABLE SECURITIES - the fair value of warrants to purchase marketable securities is estimated using the Black-Scholes option-pricing model.

22.   SEGMENT INFORMATION

     The Company has determined that its two reportable segments are content management services and publishing. The content management services segment provides creative and editorial design services and prepress services, which combine text with pictures and graphics into page layout format for reproduction. The Company provides content management services to magazine publishers, advertising agencies, entertainment companies, automobile and other consumer products manufacturers, and retailers. The publishing segment sells greeting cards, calendars, art prints, and other wall decor products to mass-market merchants, card shops, bookstores, art galleries, designers, and framers.

     The Company identifies its reportable segments based on the services and products provided by its various operations. The content management services segment is an aggregation of such services the Company offers at its own facilities and the similar services provided at customer locations under facilities management contracts. The Company's other operating segments are broadcast media distribution services and digital services, neither of which are reportable segments because they do not meet the quantitative thresholds, and are reported as "Other operating segments" in the following disclosure.

     The Company measures profit or loss of its segments based on operating income. Operating income for segments includes interest associated with equipment financing, which is included in interest expense in the Consolidated Statements of Income, and excludes amortization of intangible assets, loss on sale of fixed assets, restructuring charges, and impairments and other charges. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the Consolidated Financial Statements.

     Segment information relating to results of operations was as follows:

                                                                    1999          1998           1997
                                                                 -----------    ----------     ----------

Revenue:
Content Management Services                                   $   489,462    $   303,243   $    158,694
Publishing                                                         90,168         55,183
Other operating segments                                           42,602         35,699         26,299
                                                                 -----------    ----------     ----------

Total                                                         $   622,232    $   394,125   $    184,993
                                                                 ===========    ==========     ==========

Operating Income:
Content Management Services                                   $    53,968    $    51,475   $     22,348
Publishing                                                          7,809          7,229
Other operating segments                                            3,655          2,147          6,132
                                                                 -----------    ----------     ----------

Total                                                              65,432         60,851         28,480
Other business activities                                         (24,055)       (13,971)        (5,950)
Amortization of intangibles                                       (14,001)        (7,268)          (791)
Gain (loss) on disposal of fixed assets                            (2,419)           311           (200)
Interest expense                                                  (23,327)        (7,717)          (464)
Interest income                                                       607          1,892          1,724
Other income (expense)                                              1,045            550            (92)
Restructuring charges                                              (3,572)        (8,550)
Impairments and other charges                                      (6,302)        (5,659)
                                                                 -----------    ----------     ----------

Consolidated income (loss)  before provision for
     income taxes and minority interest                       $    (6,592)   $    20,439   $     22,707
                                                                 ===========    ==========     ==========

                                                                   1999          1998           1997
                                                                 ----------    ----------     ----------
Interest expense on equipment financing:
Content Management Services                                   $       486   $       378   $        488
Publishing                                                              -             -              -
Other operating segments                                               17            21              7
Other business activities                                               3            58             75
                                                                 ----------    ----------     ----------

Total                                                         $       506   $       457   $        570
                                                                 ==========    ==========     ==========

Depreciation expense:
Content Management Services                                   $    20,782   $    10,735   $      4,481
Publishing                                                          1,377           669
Other operating segments                                            1,977         1,013            546
Other business activities                                           1,287         1,523          1,028
                                                                 ----------    ----------     ----------

Total                                                         $    25,423   $    13,940   $      6,055
                                                                 ==========    ==========     ==========

Segment information related to the Company's assets was as follows:

                                                                                 1999            1998
                                                                               ----------      ----------

Total Assets:
Content Management Services                                                 $    711,699  $     493,736
Publishing                                                                       157,923        128,388
Other operating segments                                                          35,423         33,601
Other business activities                                                         35,136         56,818
                                                                               ----------      ----------

Total                                                                       $    940,181  $     712,543
                                                                               ==========      ==========

Expenditures on long-lived assets:
Content Management Services                                                 $    15,414   $      17,718
Publishing                                                                        2,064           1,634
Other operating segments                                                          1,622           2,477
Other business activities                                                         8,920           9,066
                                                                               ----------      ----------

Total                                                                       $    28,020   $      30,895
                                                                               ==========      ==========

     Prior to the 1998 merger with Devon, all of the Company's revenues were generated, and all of its property, plant, and equipment was located, in the United States. Segment information relating to geographic regions for 1999 and 1998 was as follows:

                                                                                1999                 1998
                                                                              ----------          -----------
Revenues:
United States                                                              $    568,873       $    387,650
United Kingdom                                                                   39,622              3,785
Other foreign countries                                                          13,737              2,690
                                                                              ----------          -----------

Total                                                                      $    622,232       $    394,125
                                                                              ==========          ===========

Long-lived assets:
United States                                                              $     97,308       $     82,806
United Kingdom                                                                   19,449                269
Other foreign countries                                                           1,375                187
                                                                              ----------          -----------

Total                                                                      $    118,132       $     83,262
                                                                              ==========          ===========

23.  COMPREHENSIVE INCOME

     Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. Other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31, 1999, 1998, and 1997, are comprised of unrealized holding gains and losses on available-for-sale securities and gains and losses from foreign currency translation adjustments. No income tax effect is reported for unrealized gains and losses from foreign currency translation adjustments since they relate to indefinite investments in foreign subsidiaries. Comprehensive income and accumulated comprehensive income, including related tax effects, were as follows:

                                                                                            Foreign           Accumulated
                                                Holding gains (losses)                     currency              other
                                                on available-for-sale                     translation        comprehensive
                                                      securities                          adjustments            income
                                      ------------- -- ------------ -- -------------    ----------------    ------------------
                                         Pretax            Tax          After tax         After tax             After tax
                                         amount          effect           amount            amount               amount
                                      -------------    ------------    -------------    ----------------   -------------------

Balance at January 1, 1997         $         -      $         -     $         -      $         -         $        -
Unrealized gain                             53              (22)             31                                  31
                                      -------------    ------------    -------------    ----------------   -------------------

Balance at December 31, 1997                53              (22)             31                -                 31
Unrealized loss                                                                               (4)                (4)
Reclassification adjustment for
    gains realized in net income           (53)              22             (31)                                (31)
                                      -------------    ------------    -------------    ----------------   -------------------


Balance at December 31, 1998                 -                -               -               (4)                (4)
Unrealized gain                          1,926             (809)          1,117              151              1,268
                                      -------------    ------------    -------------    ----------------   -------------------

Balance at December 31, 1999       $     1,926      $      (809)    $     1,117      $       147         $    1,264
                                      =============    ============    =============    ================   ===================

24.  SUBSEQUENT EVENTS

     The Company previously announced an agreement to sell the photolab business acquired as part of Wace for a sales price of between $11,000 and $12,000. The transaction was not consummated and the agreement was terminated by the Company. The Company is currently in discussions with another buyer at a similar price. There can be no assurance that the sale of the photolab business will occur or that the price received will be within the anticipated range.

     In February 2000, the Company announced that it had retained an investment banking firm to assist in the sale of the publishing business, subject to receipt of an adequate price. There can be no assurance that the sale of the publishing business will occur.

     In March 2000, the Company announced that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. There can be no assurance that any transaction will occur as a result of this effort.

25.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1999 Quarter Ended                             March 31                June 30             September 30 (1)         December 31 (2)
                                            ----------------       ----------------       -------------------       ----------------
(In thousands of dollars, except per-share amounts)

Revenues                                 $        112,034       $        152,352       $        179,917          $         177,929
Gross profit                             $         37,511       $         51,358       $         65,227          $          57,315
Income (loss) before provision for
  income taxes and minority interest     $            750       $          5,007       $          3,993          $         (16,342)
Net income (loss)                        $            375       $          1,937       $           (821)         $         (13,477)
Earnings (loss) per common share:
  Basic                                  $          0.02        $          0.09        $          (0.04)         $         (0.60)
  Diluted                                $          0.02        $          0.09        $          (0.04)         $         (0.60)

1998 Quarter Ended                             March 31              June 30 (3)             September 30           December 31 (4)
                                            ----------------       ----------------       -------------------       ----------------
(In thousands of dollars, except per-share amounts)

Revenues                                 $         59,655       $         80,908       $        124,876          $         128,686
Gross profit                             $         20,615       $         29,868       $         43,609          $          46,108
Income (loss) before provision for
  income taxes                           $          9,446       $          5,744       $          7,463          $          (2,214)
Net income (loss)                        $          5,573       $          3,199       $          3,631          $          (4,227)
Earnings (loss) per common share:
  Basic                                  $          0.31        $          0.16        $           0.16          $         (0.19)
  Diluted                                $          0.30        $          0.16        $           0.16          $         (0.19)

(1) Includes a $827 restructuring charge and a $1,038 impairment charge related to property and equipment in connection with the Company's plan to restructure its operations to achieve operating efficiencies associated with the growth of its content management operations, primarily resulting from the acquisition of Wace.

(2) Includes a $2,745 restructuring charge for continued integration efforts related to the acquisition of Wace, a $4,520 impairment charge related to property and equipment, a $744 charge for impairment of certain digital events photography operations, a loss of $2,368 on disposal of equipment, and a charge of $418 relating to a change in accounting estimate.

(3) Includes a $5,300 restructuring charge in connection with the Company's plan to restructure its operations to achieve operating efficiencies associated with the growth of its content management operations, primarily resulting from the merger with Devon and the acquisition of Color Control.

(4) Includes a $3,250 restructuring charge, a $3,150 charge related to the abandonment of certain of the Company's digital events photography operations obtained as part of the acquisition of DI, and a $2,509 charge for the impairment of intangibles related to the digital events photography operations obtained in the acquisition of Amusematte Corp. in 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Directors. - The information with respect to directors required by this item is incorporated herein by reference to the 2000 Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2000.

         (b) Executive Officers. - The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K.

         (a) Listed below are the documents filed as a part of this report:

                  1.   Financial Statements and the Independent Auditors'
                       Report:

                           Independent Auditors' Report.

                           Consolidated Balance Sheets as of December 31, 1999 and 1998.

                           Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997.

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997.

                           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997.

                           Notes to Consolidated Financial Statements.

                  2.   Financial Statement  Schedules:

                           Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997.

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

                       10.9(c) Amendment No. 2, dated July 28, 1999, to the Amended and Restated Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No. 10.9(c) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended September 30, 1999).

                       21           Subsidiaries of the Registrant.

                       23           Consent of Deloitte & Touche LLP

                       27           Financial Data Schedule (EDGAR filing only).



--------------------------------------------------------------------------------

          (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)

By:

/s/ Fred Drasner

-------------------------
Fred Drasner

Chairman, Chief Executive Officer, and Director
      (Duly authorized officer)

Date:  March 30, 2000
       ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

Signature                                   Title
---------                                   -----

/s/ Fred Drasner                            Chairman, Chief Executive Officer, and Director
--------------------------------            (Principal Executive Officer)
Fred Drasner

/s/ Derek Ashley                            Vice Chairman, Chief Operating Officer, and Director
--------------------------------
Derek Ashley

/s/ Diane Romano                            President
--------------------------------
Diane Romano

/s/ Louis Salamone, Jr.                     Senior Vice President, Chief Financial Officer, and Director
--------------------------------            (Principal Financial and Accounting Officer)
Louis Salamone, Jr.

/s/ Martin D. Krall                         Executive Vice President, Chief Legal Officer, Secretary and Director
--------------------------------
Martin D. Krall

/s/ Marne Obernauer, Jr.                    Vice Chairman and Director
--------------------------------
Marne Obernauer, Jr.

/s/ Mortimer B. Zuckerman                   Chairman of the Board of Directors
--------------------------------
Mortimer B. Zuckerman

/s/ John R. Harris                          Director
--------------------------------
John R. Harris

/s/ David R. Parker                         Director
--------------------------------
David R. Parker

/s/ Howard Stringer                         Director
--------------------------------
Howard Stringer

/s/ Linda J. Wachner                        Director
--------------------------------
Linda J. Wachner

/s/ John Zuccotti                           Director
--------------------------------
John Zuccotti

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (IN THOUSANDS OF DOLLARS)

                                                                        ADDITIONS
                                                                --------------------------
                                                    BALANCE AT    CHARGED TO  CHARGED TO
                                                   BEGINNING OF   COSTS AND      OTHER                         BALANCE AT
            DESCRIPTION                               PERIOD       EXPENSES    ACCOUNTS (1)   DEDUCTIONS (2)  END OF PERIOD
---------------------------------------            ------------   ----------  -------------   --------------  -------------

Allowances deducted in the balance
sheet from assets to which they apply:

For the year ended December 31, 1999
Allowance for doubtful accounts and returns      $    15,823    $    8,104    $     2,414    $    (12,341)   $     14,000
                                                    ===========    ==========    ===========    ============    ============

For the year ended December 31, 1998
Allowance for doubtful accounts and returns      $     3,989    $    1,869    $    13,446    $     (3,481)   $     15,823
                                                    ===========    ==========    ===========    ============    ============

For the year ended December 31, 1997
Allowance for doubtful accounts and returns      $       472    $    3,990    $       308    $       (781)   $      3,989
                                                    ===========    ==========    ===========    ============    ============

(1) Represents allowances for doubtful accounts and returns recorded in connection with acquisitions.

(2) In 1999 represents $9,239 for amounts written off and $3,102 for adjustments to goodwill relating to acquisitions. In 1998 and 1997 represents amounts written off.