Form 10-K405/A
period 1999-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2000-04-28
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

The following documents are hereby incorporated by reference into this Form 10-K/A:
     None.

This amendment is being filed to provide the information from the 2000 Proxy Statement of Applied Graphics Technologies, Inc. (the "Company") originally incorporated by reference into Part III of the Company's Report on Form 10-K for the fiscal year ended December 31, 1999. The Company's 2000 Proxy Statement will not be filed with the Securities and Exchange Commission by April 29, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. - The following table lists the directors of the Company. The term of each director will expire at the Company's 2000 annual meeting of stockholders unless such director is nominated and elected to serve as a director for an additional one-year term at such annual meeting or until their successors are elected and qualified or their earlier resignation or removal.

                                                                     DIRECTOR
          NAME                                       AGE               SINCE
          ----                                       ---             --------
          Mortimer B. Zuckerman                      62                1996
          Fred Drasner                               57                1995
          Derek Ashley                               39                1999
          John R. Harris                             51                1996
          Martin D. Krall                            59                1996
          Marne Obernauer, Jr.                       56                1998
          David R. Parker                            56                1998
          Louis Salamone, Jr.                        53                1999
          Howard Stringer                            58                1996
          Linda J. Wachner                           55                1996
          John Zuccotti                              62                1998


    Mortimer B. Zuckerman, Chairman of the Board of the Company, has been Chairman of the Board of Directors and a principal stockholder of Boston Properties, Inc., a national real estate development and management company, since 1970. He has been Chairman of U.S. News & World Report, L.P. ("U.S. News") and Editor-in-Chief of U.S. News & World Report since 1985, Chairman of Daily News, L.P. ("Daily News") and Co-Publisher of the New York Daily News since 1993, and served as Chairman of The Atlantic Monthly Company from 1980 to 1999. Mr. Zuckerman has served as Chairman of Fast Company Media Group, L.L.C. ("Fast Company") and President of FC Holdings, L.L.C., its majority owner, since January 1999. Mr. Zuckerman also serves as a director of Snyder Communications, Inc. ("Snyder"), Loews Cineplex Entertainment Corporation, Chase Manhattan
Bank National Advisory Board, and Ventiv Health, Inc.

    Fred Drasner, Chairman and a director of the Company, served as Chief Executive Officer of the Company from 1996 until April 2000. Mr. Drasner has been Co-Publisher of the New York Daily News since 1993 and was the Chief Executive Officer of Daily News from 1993 to 1999, Co-Chairman of U.S. News since 1998, Chief Executive Officer of U.S. News from 1995 to 1998, and President of U.S. News from 1985 to 1997, Chairman and Chief Executive Officer of Applied Printing since 1988, and served as Co-Chairman from 1998 to 1999 and Vice Chairman and Chief Executive Officer from 1986 to 1998 of The Atlantic Monthly Company. Mr. Drasner has served as Co-Chairman of Fast Company since January 1999. Mr. Drasner was also senior counsel to Shaw Pittman, formerly known as Shaw Pittman Potts & Trowbridge, until his resignation in April 1996. Mr. Drasner also serves as a director of Snyder and Ventiv Health, Inc.

    Derek Ashley, Vice Chairman, Chief Executive Officer, Chief Operating Officer, and a director of the Company, joined the Company in May 1999 following the acquisition by the Company of Wace Group Limited (formerly Wace Group Plc ("Wace")), of which Mr. Ashley was Group Chief Executive. Wace operated an international network of digital imaging businesses and provided digital services in the areas of prepress, color management, interactive multimedia services, and print procurement. Mr. Ashley served as Group Chief Executive of Wace from June 1998 until its acquisition by the Company. Prior to that, Mr. Ashley served as President and Chief Executive Officer of Seven Worldwide, Inc., a wholly-owned subsidiary of Wace, from July 1997 and as European Managing Director of Wace from 1995.

    John R. Harris has been President, Chief Executive Officer, and a director of Ztango.com, a wireless Internet software and services company, since September 1999 and Chairman of the Board of Directors since April 2000. Previously, Mr. Harris was a Corporate Vice President at Electronic Data Systems Corp. ("EDS") from 1997 through March 1999 where he was responsible for marketing and corporate strategy. From 1989 to 1997, he served as a Vice President of the Communications Industry Group at EDS where he was responsible for four business units directed toward wirelines, wireless, media, and interactive services markets. Mr. Harris also serves as a director of CapRock Communications Corp. and Ventiv Health, Inc.

    Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary, and a director of the Company, has been Executive Vice President, Chief Legal Officer, and Secretary of Daily News, Applied Printing, and U.S. News since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly Company from 1995 to 1999. Mr. Krall has served as Executive Vice President, Chief Legal Officer, and Secretary of Fast Company and FC Holdings, L.L.C., its majority owner, since January 1999. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw Pittman, formerly known as Shaw Pittman Potts & Trowbridge, where he was a member of the Management Committee from 1978 to 1994, and Vice Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall was also senior counsel to Shaw Pittman until his resignation in April 1996.

    Marne Obernauer, Jr., Vice Chairman and a director of the Company, served as Chairman of the Board of Directors of Devon Group, Inc., from 1986 and Chief Executive Officer of Devon Group, Inc., from 1980 until Devon's merger with and into a wholly-owned subsidiary of the Company in May 1998. Mr. Obernauer also serves as a director of The Advest Group, Inc.

    David R. Parker is a founder and Managing Principal of Interprise Technology Partners, L.P., a venture capital fund focused on Internet and information technology investments established in January 1999. From 1992 through May 1998, Mr. Parker was Chairman of ProSource Distribution Services, Inc., a food service distributor, which was acquired by AmeriServe, Inc. in May 1998. In May 1998, Mr. Parker became Vice Chairman of AmeriServe, Inc., overseeing the integration of ProSource into AmeriServe. He served in this capacity until he resigned his officer position in August 1998 and his position on AmeriServe's Board of Directors in November 1999. Subsequently, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code in January 2000. Mr. Parker also serves on the Board of Directors of Tupperware Corporation.

    Louis Salamone, Jr., Senior Vice President, Chief Financial Officer, and a director of the Company, joined the Company in 1996 and was appointed a director in November 1999. He previously served as Vice President and Chief Financial Officer of Nextel Communications, Inc., a provider of wireless communications services, from September 1994 through May 1996. He was a partner in Deloitte & Touche LLP, an international accounting and consulting firm, from June 1980 through September 1994.

    Howard Stringer has been the Chairman and Chief Executive Officer of Sony Corporation of America since December 1998 and served as its President from 1997 to December 1998. From 1995 to 1997, Mr. Stringer was Chairman and Chief Executive Officer of Tele-TV, a joint venture among NYNEX, Pacific Telesis, and Bell Atlantic to provide home video delivery through telephone lines. Before joining Tele-TV, Mr. Stringer was President of CBS/Broadcast Group from 1988 to 1995 where he oversaw all broadcast operations, including news, sports, entertainment, and network-owned stations. Mr. Stringer serves on the Board of Directors of Loews Cineplex Entertainment Corporation and TiVo Inc.

    Linda J. Wachner has been a director, President, and Chief Executive Officer of the Warnaco Group, Inc., since August 1987 and Chairman of the Board since August 1991. Ms. Wachner also served as Chairman and Chief Executive Officer of Authentic Fitness Corporation from May 1990 until its merger with Warnaco in December 1999. Ms. Wachner also serves as a director of the New York Stock Exchange, Inc.

    John Zuccotti has been Chairman of Brookfield Financial Properties, Inc. (formerly World Financial Properties) since 1996 and in 1998 was appointed Vice Chairman of Brookfield Properties Corporation. Mr. Zuccotti served as President and Chief Executive Officer of Olympia & York Companies (USA) from January 1990 until its reorganization in November 1996, at which time Brookfield Financial Properties, Inc., was formed to carry on a portion of the principal business of Olympia & York Companies (USA). Various entities affiliated with Olympia & York Companies (USA) filed for protection under Section 11 of the U.S. Bankruptcy Code, starting in 1992. Olympia & York Companies (USA) was reorganized in 1996 and all bankruptcy proceedings were completed as of 1997. Mr. Zuccotti has been a senior counsel at Weil, Gotshal & Manges LLP since 1997. Mr. Zuccotti also serves as a director of eight funds of The Dreyfus Corporation, a director of Empire Blue Cross and Blue Shield, and a trustee of Columbia University.

    (b) Executive Officers. - The information with respect to executive officers required by this item is included at the end of Part I of the Company's Report on Form 10-K for the fiscal year ended December 31, 1999, under the heading Executive Officers of the Company.

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities of the Company. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the Company's common stock and other equity securities of the Company. Such reporting persons are required by rules of the Commission to furnish the Company with copies of all Section 16(a) reports (specifically, Forms 3, 4, and 5) they file. Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the last fiscal year, the Company believes that all of its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth the compensation paid to the Chief Executive Officer of the Company and to each of the six other most highly compensated executive officers (the "Named Executive Officers") for fiscal years 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE


                                                                      ANNUAL COMPENSATION                LONG TERM
                                                                                                       COMPENSATION
                                                                                                          AWARDS
                                                            -------------------------------------------------------
                                                                                                         NUMBER OF
                                                                                       OTHER ANNUAL     SECURITIES       ALL OTHER
                                                             SALARY         BONUS      COMPENSATION     UNDERLYING      COMPENSATION
       NAME AND PRINCIPAL POSITION              YEAR           ($)           ($)           ($)          OPTIONS (#)         ($)
       ---------------------------              ----         ------         -----      ------------    -------------    ------------
Fred Drasner ............................       1999        778,846           --            (1)              --               --
   Chairman and Former Chief                    1998        300,000           --            (1)              --               --
   Executive Officer                            1997        300,000           --            (1)              --               --

Martin D. Krall .........................       1999        348,000(2)    100,000(2)        (1)              --               --
   Executive Vice President,                    1998            (2)           (2)            --            100,000            --
   Chief Legal Officer, and Secretary           1997            (2)           (2)            --              --               --

Louis Salamone, Jr. .....................       1999        327,772           --            (1)              --               --
   Senior Vice President and                    1998        259,401           --            (1)             65,000            --
   Chief Financial Officer                      1997        240,000           --            (1)              --               --

Marne Obernauer, Jr. ....................       1999        311,538           --            (1)              --               --
   Vice Chairman                                1998        162,355(3)        --         30,817(4)           --               --
                                                1997            --            --             --              --               --

Diane Romano ............................       1999        309,462           --         33,092(5)           --               --
   President                                    1998        275,339           --         32,581(5)           --               --
                                                1997        250,000           --         33,381(5)           --               --

Derek Ashley.............................       1999        231,461(6)    400,000        52,010(7)         300,000            --
   Vice Chairman, Chief Executive Officer,      1998            --            --             --              --               --
   and Chief Operating Officer                  1997            --            --             --              --               --

Jonathan Swindle.........................       1999        230,481           --         43,847(8)           --           225,000(9)
   Former Senior Vice President,                1998         90,000(10)       --         24,865(8)         100,000            --
   Administration                               1997             --           --             --              --               --

----------

(1) The Named Executive Officer received perquisites or other personal benefits in the years shown, although the value of these benefits did not exceed in the aggregate the lesser of $50,000 or 10% of his/her salary and bonus in such year.

(2) Mr. Krall does not receive compensation directly from the Company. The 1999 amounts shown reflect reimbursement of the affiliate that employs Mr. Krall in accordance with the shared services agreement with such affiliate, plus reimbursement of the affiliate for work performed by Mr. Krall in 1999 for the Company in connection with the Wace acquisition and payment of a bonus. In 1998 and 1997 the Company reimbursed its affiliates $115,000 and $90,000, respectively, for legal services provided to the Company by such affiliates, of which Mr. Krall's services were a part. The Company is not able to determine how much of the reimbursement in those years was attributable to Mr. Krall's services.

(3) Mr. Obernauer, Jr., commenced employment with the Company in May 1998, following the merger of Devon, of which Mr. Obernauer, Jr., was Chief Executive Officer, with and into a wholly-owned subsidiary of the Company.

(4) The amount shown includes $25,325 as payment of professional fees for tax and accounting services provided to Mr. Obernauer, Jr., as well as reimbursement for a leased automobile and automobile insurance.

(5) The amount shown represents payment by the Company of apartment rent for a residence in New York City maintained partially for the Company's benefit and the reimbursement for a leased automobile and automobile insurance.

(6) Mr. Ashley commenced employment with the Company in May 1999, following the Company's acquisition of Wace, of which Mr. Ashley was Group Chief Executive.

(7) The amount shown includes payment by the Company of $40,810 of apartment rent for a residence in Chicago maintained partially for the Company's benefit, as well as reimbursement for a leased automobile and automobile insurance and payment of health club dues.

(8) The amount shown represents payment by the Company of apartment rent and related expenses for a residence in New York City maintained partially for the Company's benefit.

(9) The amount shown represents amounts received by Mr. Swindle as severance payments. Mr. Swindle's employment ceased on November 26, 1999.

(10) Mr. Swindle commenced employment with the Company on June 29, 1998.

STOCK OPTION GRANTS IN FISCAL YEAR 1999

    No stock options were granted during fiscal year 1999 to Named Executive Officers, other than Derek Ashley. The following table sets forth information concerning the stock options granted during 1999.


                                        OPTION GRANTS IN FISCAL YEAR 1999

                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL RATE OF
                                                                                            STOCK PRICE APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                                 OPTION TERM
                               ---------------------------------------------------------    ----------------------------
                                NUMBER OF        % OF TOTAL
                                SECURITIES         OPTIONS
                                UNDERLYING       GRANTED TO      EXERCISE
                                 OPTIONS        EMPLOYEES IN      PRICE       EXPIRATION        5%             10%
     NAME                        GRANTED            1999          ($/SH)         DATE          ($)             ($)
---------------------------    -----------      ------------     --------     ----------    ---------        ---------
Derek Ashley                     300,000          63.2 (1)        12.00        5/24/09      1,256,386        4,132,984

----------

(1) Based on total grants of options to purchase 475,000 shares of the Company's common stock.

         No Named Executive Officer exercised stock options in fiscal year 1999. The following table sets forth information concerning the number and value of unexercised stock options granted to Named Executive Officers at December 31, 1999.

                                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND

                                            1999 FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                  OPTIONS AT FISCAL                 OPTIONS AT FISCAL
                                     YEAR-END (#)                      YEAR-END ($)
         NAME                (EXERCISABLE/UNEXERCISABLE)       (EXERCISABLE/UNEXERCISABLE)
-----------------------      ---------------------------       ---------------------------
Fred Drasner                            --/--                             --/--
Martin D. Krall                     65,000/115,000                        --/--
Louis Salamone, Jr.                 63,000/102,000                        --/--
Marne Obernauer, Jr.                    --/--                             --/--
Diane Romano                        90,000/90,000                         --/--
Derek Ashley                          --/300,000                          --/--
Jonathan Swindle                    20,000/80,000                         --/--

COMPENSATION OF DIRECTORS

     Directors who are not also employees of the Company or its affiliates ("nonemployee directors") receive from the Company $1,000 for each Board or committee meeting attended and reimbursement of expenses incurred in attending such meetings. Directors are also eligible to receive options to purchase the Company's common stock under the Company's 1998 Incentive Compensation Plan, as amended and restated (the "Incentive Compensation Plan").

    Under the Incentive Compensation Plan, employees, nonemployee directors, certain affiliated persons, and independent contractors of the Company may be granted cash awards, options to purchase the Company's common stock, stock appreciation rights, stock awards, stock units, performance shares, and performance units. Options to purchase the Company's common stock granted under the Incentive Compensation Plan have a term of ten years and, except for those granted to nonemployee directors, vest over a five-year period pursuant to a vesting schedule determined by the committee administering the plan or, in lieu thereof, a vesting schedule specified in the plan. Under this plan, each nonemployee director is granted options to purchase 25,000 shares of the Company's common stock upon commencement of his or her service as a director that vest ratably over a two-year period. In addition, each nonemployee director then in office is automatically granted, on the anniversary date of his or her commencement of service as a director, a fully-vested, non-qualified option to purchase 5,000 shares of the Company's common stock at a per share exercise price equal to its fair market value on such date. In April 1999, Messrs. Harris and Stringer and Ms. Wachner each received grants of options to purchase 5,000 shares of the Company's common stock at an exercise price of $7.063 per share. In May 1999, Messrs. Parker and Zuccotti received grants of options to purchase 5,000 shares of the Company's common stock at an exercise price of $10.563 per share. In April 2000, Messrs. Harris and Stringer and Ms. Wachner received grants of options to purchase 5,000 shares of the Company's common stock at an exercise price equal to $6.000 per share.

EXECUTIVE EMPLOYMENT CONTRACTS

    The Company has entered into employment agreements with each of Mr. Salamone and Mr. Ashley. The agreement with Mr. Salamone, which expires on June 2, 2000, provides for an annual salary of at least $290,000, a discretionary bonus, and a grant of options to purchase shares of the Company's common stock. Mr. Salamone's agreement contains a noncompete provision applicable during the term (and any extensions thereof) as well as a nonsolicitation provision applicable during the term (and any extensions thereof) and for one year after termination of employment with the Company. In October 1999, Mr. Salamone's salary was increased to $400,000.

    In May 1999, the Company entered into an employment agreement with Mr. Ashley, pursuant to which Mr. Ashley was to receive an annual base salary of $400,000, a discretionary bonus that was to be no less than $100,000 for the first twelve months of his employment, and a grant of options to purchase shares of the Company's common stock. In May 2000, in connection with Mr. Ashley's appointment as Chief Executive Officer of the Company, the Compensation Committee resolved to increase Mr. Ashley's salary to $600,000 and to pay Mr. Ashley a bonus of $400,000 in the event certain performance criteria were satisfied. In addition, the Committee resolved to change the expiration of the term of Mr. Ashley's agreement from May 2001 to the earlier of May 2002 or a change of control of the Company. Mr. Ashley's employment agreement contains a noncompete provision applicable during the term (and any extensions thereof) and extends for a period of the longer of two years from commencement of employment or six months after termination of employment with the Company, except in the event Mr. Ashley's employment is terminated by the Company without cause, in which case the noncompete provision terminates. The agreement also contains a nonsolicitation provision applicable during the term (and any extensions thereof) and for one year after termination of employment with the Company.

CHANGE OF CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

    In March 2000, the Company announced that it had retained an investment banking firm to explore the Company's strategic alternatives to enhance value for the Company's stockholders, including the possible sale of the Company. In order to incentivize the Company's key personnel to remain with the Company or otherwise make themselves available to the Company to assist in the sale process, in March 2000 the Compensation Committee approved the following payments to such key personnel in the event of the sale of the Company:
$2,000,000 to Mr. Drasner; $1,000,000 to Mr. Ashley; $500,000 to Mr. Salamone;
and $400,000 to Mr. Krall, contingent on each such person being employed by the Company or otherwise satisfactorily available to the Company at the time of the sale.

    The Company has also agreed that, in the event Mr. Salamone is employed by the Company through the earlier of 30 days after the hiring of a new Chief Financial Officer and September 30, 2000, Mr. Salamone shall be entitled to receive a severance payment equal to one year's base salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

    The following table sets forth, as of April 20, 2000, information regarding the beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director, (iii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive Compensation," and (iv) all directors and executive officers of the Company as a group. Except as indicated, each person identified in the following table has sole voting and investment power with respect to the shares shown. Percentage ownership of the Company's common stock is based on 22,584,282 shares outstanding as of April 20, 2000.

                                                                                PERCENTAGE OF
                                                                                 OUTSTANDING
                                                         SHARES OF COMMON           SHARES
                                                        STOCK BENEFICIALLY       BENEFICIALLY
           NAME OF BENEFICIAL OWNER                           OWNED                  OWNED
           ------------------------                     ------------------      -------------
Applied Printing Technologies, L.P. (1)(2)                  4,985,000                22.1%
State of Wisconsin Investment Board (3)                     3,222,000                14.3
Capital Group International, Inc. (4)                       2,742,700                12.1
Putnam Investments, Inc. (5)                                1,317,150                 5.8
Franklin Resources, Inc. (6)                                1,288,000                 5.7
Mortimer B. Zuckerman (1)                                        --                    --
Fred Drasner (1)                                                 --                    --
Marne Obernauer, Jr. (7)                                      524,799                 2.3
Diane Romano (8)                                              135,000                  *
Louis Salamone, Jr. (8)                                        88,000                  *
Jonathan Swindle (9)                                             --                    *
Derek Ashley (8)                                               60,000                  *
Martin D. Krall (8)                                            85,000                  *
John R. Harris (8)                                             32,500                  *
David R. Parker (10)                                           26,500                  *
Howard Stringer (11)                                           55,000                  *
Linda J. Wachner (11)                                          65,000                  *
John Zuccotti (8)                                              22,500                  *
All directors and executive officers as a group (13
persons)(12)                                                6,214,299                26.7%

--------------

*   Represents holdings of less than 1%.

(1) Applied Printing Technologies, L.P. ("Applied Printing") is a limited partnership in which Mr. Drasner, the Company's Chairman and a director, is a minority limited partner and Mr. Zuckerman, Chairman of the Company's Board, beneficially owns the remaining limited partnership interests, and Mr. Zuckerman is the sole stockholder of the corporate general partner and a corporate limited partner. Messrs. Zuckerman and Drasner comprise the board of directors of the corporate general partner of Applied Printing. Mr. Zuckerman is the sole stockholder of the corporate general partner and therefore can change at any time the members of the board of directors of that entity. Consequently, Mr. Zuckerman indirectly will be able to exercise substantial influence over the outcome of all matters submitted to a vote of the Company's stockholders, including election of the members of the Company's Board, amendment of the Company's Restated Certificate of Incorporation and the consummation of a merger, sale of substantially all of the Company's assets or other significant corporate transactions. The address of Applied Printing is 77 Moonachie Avenue, Moonachie, New Jersey 07074.

(2) Shares shown are reported on a Schedule 13D dated April 26, 1996, as amended on September 4, 1997, November 26, 1997, September 1, 1998, October 5, 1998, and November 25, 1998, filed with the Commission. Voting power with respect to such shares is held by Mr. Zuckerman.

(3) Shares shown are reported on a Schedule 13G dated February 10, 2000, and amended March 10, 2000, filed with the Commission by State of Wisconsin Investment Board. The address of this person is P.O. Box 7842, Madison, Wisconsin 53708.

(4) Shares shown are reported on a Schedule 13G dated February 8, 1999, and amended August 9, 1999, and February 10, 2000, filed with the Commission by Capital Group International, Inc. ("Capital") on behalf of itself and Capital Guardian Trust Company ("Capital Trust"). Capital is the parent holding company of Capital Trust, a bank, which may be deemed the beneficial owner of the shares reported on the Schedule 13G through its service as investment manager of certain institutional accounts. Capital Trust has voting power over only 2,046,500 of the shares reported. Capital and Capital Trust disclaim beneficial ownership of the shares of the Company's common stock covered by the Schedule 13G. The address of the above persons is 11100 Santa Monica Boulevard, Los Angeles, California 90025.

(5) Shares shown are reported on a Schedule 13G dated November 6, 1997, as amended January 16, 1998, September 8, 1998, September 17, 1998, November 6, 1998, and February 8, 1999, filed with the Commission by Putnam Investments, Inc. ("PI"), One Post Office Square, Boston, Massachusetts 02109, on behalf of itself and Marsh & McLennan Companies, Inc. ("MMC"), 1166 Avenue of the Americas, New York, New York 10036, Putnam Investment Management, Inc. ("PIM"), One Post Office Square, Boston, Massachusetts 02109, and The Putnam Advisory Company, Inc. ("PAC"), One Post Office Square, Boston, Massachusetts 02109. PIM and PAC have dispository power over the shares of the Company's common stock as investment managers, but each of the mutual fund's trustees have voting power over the shares held by such fund and PAC has shared voting power over the shares held by the institutional clients. MMC and PI disclaim beneficial ownership of the shares of the Company's common stock covered by the Schedule 13G.

(6) Shares shown are reported on a Schedule 13G dated January 22, 1999, as amended January 13, 2000, filed with the Commission by Franklin Resources, Inc. ("Franklin Resources"), on behalf of itself and Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. Shares shown are owned by one or more open or closed-end investment companies or other managed accounts advised by direct or indirect subsidiaries of Franklin Resources. Advisory agreements relating to these companies or accounts grant the advisers all investment and voting power over shares held by such companies and accounts. Charles and Rupert Johnson each hold in excess of 10% of the outstanding common stock of Franklin Resources. Franklin Resources, Franklin Advisers, Inc., and Charles and Rupert Johnson disclaim beneficial ownership of the shares of the Company's common stock covered by the Schedule 13G. The address of the above persons is 777 Mariners Island Boulevard, San Mateo, California 94404.

(7) Includes an aggregate of 7,200 shares held by Mr. Obernauer, Jr., as trustee, for trusts created for the benefit of his two sons, a niece, and a nephew over which Mr. Obernauer, Jr., has sole voting and investment power.

(8) Represents shares of the Company's common stock issuable upon exercise of currently exercisable options.

(9) Left the employment of the Company in November 1999.

(10) Includes 22,500 shares of the Company's common stock issuable upon exercise of currently exercisable options.

(11) Includes 45,000 shares of the Company's common stock issuable upon exercise of currently exercisable options.

(12) Does not include Mr. Swindle. Includes 670,500 shares of the Company's common stock issuable upon exercise of currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Mr. Zuckerman beneficially owns the shares of the Company's common stock owned by Applied Printing and beneficially owns a majority of U.S. News and Daily News. Additionally, Mr. Drasner is a minority limited partner of Applied Printing, U.S. News, and Daily News. The following is a description of certain transactions between the Company and Applied Printing, U.S. News, and Daily News, respectively.

CONTENT MANAGEMENT AND DIGITAL IMAGING SERVICES FOR AFFILIATES

     The Company provides content management services to U.S. News under an agreement that expires December 31, 2000, and is renewable annually thereafter by mutual agreement of the parties. In addition, the Company provides content management services to a New York Daily News periodical, digital archiving services to the New York Daily News, and certain advertising make-up and related graphic services for Daily News' publications, all under agreements which are renewable annually by mutual agreement of the parties. The Company also provides content management services to Applied Printing under an agreement that expires December 31, 2004. In order to secure this agreement, the Company paid $500,000 to Applied Printing. The Company also performs additional services for U.S. News, Daily News, and Applied Printing on a per-project basis.

     The Company's 1999 revenues included approximately $5,513,000, $3,525,000, and $3,970,000 for services performed for each of U.S. News, Daily News, and Applied Printing, respectively. Included in the revenue figure for 1999 is $299,000 recognized under an agreement by Agile Enterprise, Inc., a wholly-owned subsidiary of the Company, to license certain software to U.S. News.

SHARED SERVICES AGREEMENT

     The Company entered into a shared services agreement in 1999 with U.S. News and Daily News, under which both U.S. News and Daily News provide legal, computer, and administrative services to the Company. Under this agreement, the Company pays a percentage of the costs associated with U.S. News and Daily News employees who provide such services to the Company based on the percentage of each such employee's total time that is devoted to Company-related matters. The term of the agreement is for one year and is renewable annually. During 1999, the Company incurred charges of approximately $1,514,000 for such services.

     The Company also received certain merger and acquisition services from Daily News personnel in 1999 for which the Company was charged $280,000.

OTHER TRANSACTIONS

     The Company subleases space at the headquarters of U.S. News in Washington, D.C., from U.S. News. Such space is used primarily to perform content management services for U.S. News. The amount incurred by the Company for the sublease in fiscal year 1999 totaled approximately $205,000, and corresponds to the amounts U.S. News is required to pay for space under the prime lease.

     The Company leases additional space at its corporate headquarters from U.S. News, for which the Company incurred charges of $184,000 in 1999.

     The Company has used certain Daily News space at its New York location, for which the Company incurred charges of $156,000 in 1999.

     Applied Printing provides printing services to the Company on a per-project basis. In 1999, the Company incurred charges of approximately $2,962,000 for such services.

     The Company engaged the law firm of Weil, Gotshal & Manges LLP, at which John Zuccotti, a director of the Company, is senior counsel, to perform legal services for the Company in 1999 and 2000.

VENDOR AGREEMENT

     The Company is a major purchaser of certain types of products. Because of the dollar amount of the products it purchases, the Company has been in a position to enter into arrangements with vendors pursuant to which the vendors pay rebates and, in some instances, prepay to the Company a rebate based upon a specified dollar volume of products purchased by the Company over a given time period. The Company is entitled to retain the prepaid amount in full if it purchases the stated volume, and would be obligated to repay all or a portion of the amount depending on the difference between the stated volume and the volume actually purchased. In 1995, the Company received prepaid rebates aggregating approximately $2.7 million, which has been and will be earned based on purchases made and to be made from 1996 through 2000. The Company expects approximately $596,000 of rebates earned in 1999 to be applied to its obligation related to prepaid rebates. The agreement was extended by the parties, effective July 1, 1998, through December 31, 2001. Minimum purchase obligations have been satisfied to date, and the Company expects, through its normal purchasing requirements, to purchase the amounts necessary to earn rebates with respect to the period through 2001 in excess of the amount to be deducted by the vendor.

     In connection with this agreement, the vendor's affiliate loaned $15 million to Mr. Zuckerman. The loan, which matured on December 31, 1998, bore interest at the lender's commercial paper rate and was repaid in full by Mr. Zuckerman in January 1999. The Company believes that the terms for its purchases of the products covered by this agreement are no less favorable to the Company than those that could be obtained from another vendor.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED GRAPHICS TECHNOLOGIES, INC.
(Registrant)

By:

/s/ Derek Ashley
-------------------------
Derek Ashley
Vice Chairman, Chief Executive Officer, Chief Operating Officer, and Director
      (Duly authorized officer)

Date:  April 28, 2000