Form 10-Q
period 2000-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2000-05-15
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                  EXCHANGE ACT OF 1934
For the transition period from      to
                              ------   -----


Commission File Number 0-28208

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                                                              13-3864004
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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


The number of shares of the registrant's common stock outstanding as of April 30, 2000, was 22,584,282.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                          March 31,            December 31,
                                                                                            2000                   1999
                                                                                        --------------       -----------------
      ASSETS
      Current assets:
         Cash and cash equivalents                                                   $     14,321         $       26,347
         Marketable securities                                                              1,187                  2,127
         Trade accounts receivable (net of allowances of $11,779 in 2000
            and $14,000 in 1999)                                                          121,911                143,429
         Due from affiliates                                                                5,834                  6,615
         Inventory                                                                         41,893                 39,575
         Prepaid expenses                                                                  15,805                 16,064
         Deferred income taxes                                                             27,863                 27,467
         Other current assets                                                              19,062                 13,844
                                                                                        --------------       -----------------
                Total current assets                                                      247,876                275,468
      Property, plant, and equipment - net                                                 88,461                105,231
      Goodwill and other intangible assets (net of accumulated amortization
          of $26,266 in 2000 and $22,230 in 1999)                                         530,947                539,718
      Other assets                                                                         20,245                 19,764
                                                                                        --------------       -----------------
                Total assets                                                         $    887,529         $      940,181
                                                                                        ==============       =================
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable and accrued expenses                                       $     96,001         $       99,291
         Current portion of long-term debt and obligations under capital leases             8,412                 19,480
         Due to affiliates                                                                  1,129                  1,909
         Other current liabilities                                                         25,332                 33,857
                                                                                        --------------       -----------------
                Total current liabilities                                                 130,874                154,537
      Long-term debt                                                                      272,497                298,501
      Subordinated notes                                                                   29,563                 29,867
      Obligations under capital leases                                                      2,934                  3,814
      Deferred income taxes                                                                 3,408                  3,427
      Other liabilities                                                                    14,931                  9,035
                                                                                        --------------       -----------------
                Total liabilities                                                         454,207                499,181
                                                                                        --------------       -----------------
      Commitments and contingencies

      Minority interest - Redeemable Preference Shares issued by subsidiary                33,050                 33,050
                                                                                        --------------       -----------------
      Stockholders' Equity:
         Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
         Common stock ($0.01 par value, 150,000,000 shares authorized;
         shares issued and outstanding: 22,584,282 in 2000 and 22,474,772 in 1999)            226                    225
         Additional paid-in capital                                                       388,547                386,548
         Accumulated other comprehensive income                                               504                  1,264
         Retained earnings                                                                 10,995                 19,913
                                                                                        --------------       -----------------
                 Total stockholders' equity                                               400,272                407,950
                                                                                        --------------       -----------------
                 Total liabilities and stockholders' equity                          $    887,529         $      940,181
                                                                                        ==============       =================

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)



                                                                                     For the Three Months Ended
                                                                                                March 31,
                                                                                 ----------------------------------
                                                                                     2000                1999
                                                                                 -------------       --------------
Revenues                                                                      $      162,725      $      112,034
Cost of revenues                                                                     106,871              74,523
                                                                                 -------------       --------------
Gross profit                                                                          55,854              37,511
                                                                                 -------------       --------------
Selling, general, and
    administrative expenses                                                           48,990              30,584
Amortization of intangibles                                                            4,034               2,948
Loss (gain) on disposal of property
    and equipment                                                                        224                 (21)
                                                                                 -------------       --------------
Total operating expenses                                                              53,248              33,511
                                                                                 -------------       --------------
Operating income                                                                       2,606               4,000
Interest expense                                                                      (8,870)             (3,390)
Interest income                                                                          236                  44
Other income (expense) - net                                                             (87)                 96
                                                                                 -------------       --------------
Income (loss) before provision for
    income taxes and minority interest                                                (6,115)                750
Provision for income taxes                                                             2,140                 375
                                                                                 -------------       --------------
Income (loss) before minority interest                                                (8,255)                375
Minority interest                                                                       (663)                  -
                                                                                 -------------       --------------
Net income (loss)                                                                     (8,918)                375
Other comprehensive income (loss)                                                       (760)               (187)
                                                                                 -------------       --------------
Comprehensive income (loss)                                                   $       (9,678)     $          188
                                                                                 =============       ==============
Earnings (loss) per common share:
Basic                                                                         $        (0.39)        $      0.02
Diluted                                                                       $        (0.39)        $      0.02

Weighted average number of common shares:
Basic                                                                                 22,615              22,395
Diluted                                                                               22,615              22,395


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                   --------------------------------
                                                                                       2000               1999
                                                                                   -------------       ------------
Cash flows from operating activities:
Net income (loss)                                                               $      (8,918)      $         375
Adjustments to reconcile net income (loss) to net cash from
   operating activities:
      Depreciation and amortization                                                    10,808               7,546
      Deferred taxes                                                                       22                  (3)
      Other                                                                               728               1,272
Changes in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                        14,587              10,347
      Due from/to affiliates                                                                1                (464)
      Inventory                                                                        (3,580)             (2,854)
      Other assets                                                                      6,344              10,803
      Accounts payable and accrued expenses                                              (806)             (6,314)
      Other liabilities                                                                 3,960              (2,658)
                                                                                   -------------       ------------
Net cash provided by operating activities                                              23,146              18,050
                                                                                   -------------       ------------
Cash flows from investing activities:
      Property, plant, and equipment expenditures                                      (6,140)             (4,513)
      Software expenditures                                                              (738)             (2,293)
      Proceeds from sale of property and equipment                                     13,093
      Entities purchased, net of cash acquired                                                               (628)
      Other                                                                            (4,217)               (112)
                                                                                   -------------       ------------
Net cash provided by (used in) investing activities                                     1,998              (7,546)
                                                                                   -------------       ------------
Cash flows from financing activities:
      Proceeds from sale/leaseback transactions                                                             1,283
      Repayments of notes and capital lease obligations                                (1,946)               (203)
      Repayments of term loans                                                        (24,396)
      Repayments under revolving credit line - net                                    (11,000)            (26,150)
                                                                                   -------------       ------------
Net cash used in financing activities                                                 (37,342)            (25,070)
                                                                                   -------------       ------------
Net decrease in cash and cash equivalents                                             (12,198)            (14,566)
Effect of exchange rate changes on cash and cash equivalents                              172
Cash and cash equivalents at beginning of period                                       26,347              20,909
                                                                                   -------------       ------------
Cash and cash equivalents at end of period                                      $      14,321       $       6,343
                                                                                   =============       ============



             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                 (In thousands of dollars except share amounts)




                                                     For the three months ended March 31, 2000
                                                     -----------------------------------------

                                                                                           Accumulated
                                                                     Additional               other
                                                                       paid-in            comprehensive           Retained
                                               Common stock            capital                income              earnings
                                               --------------       --------------       -----------------      --------------
Balance at January 1, 2000                  $            225     $        386,548     $         1,264        $      19,913
Issuance of 109,510 common shares as
   additional consideration in connection
   with prior period acquisitions                          1                1,999
Unrealized holding loss on available-for-
    sale securities                                                                              (544)
Unrealized loss from foreign currency
    translation adjustments                                                                      (216)
Net loss                                                                                                            (8,918)
                                               --------------       --------------       -----------------      --------------
Balance at March 31, 2000                   $            226     $        388,547     $           504        $      10,995
                                               ==============       ==============       =================      ==============




             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 1999 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2000 presentation.


2.   RESTRUCTURING

     In 1998 and 1999, the Company commenced four separate plans to restructure certain of its operations (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," and the "1999 Fourth Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of March 31, 2000, and December 31, 1999, for the future costs of the various restructuring plans and the amounts charged against the respective restructuring liabilities during the three months ended March 31, 2000, were as follows:

                                         1998 Second        1998 Fourth         1999 Third           1999 Fourth
                                        Quarter Plan       Quarter Plan        Quarter Plan         Quarter Plan
                                        --------------    ----------------    ----------------     ----------------
Balance at December 31, 1999         $        294      $        502        $        330        $       2,279

Facility closure costs                                          (10)               (111)                (238)
Employee termination costs                                      (82)                (13)                (188)
Abandoned assets                              (63)             (106)                                     (82)
                                        --------------    ----------------    ----------------     ----------------

Balance at March 31, 2000            $        231      $        304        $        206        $       1,771
                                        ==============    ================    ================     ================

     The number of employees included in the charge against the various restructuring plans' liabilities for employee termination costs for the three months ended March 31, 2000, was 11, 4, and 11 for the 1998 Fourth Quarter Plan, the 1999 Third Quarter Plan, and the 1999 Fourth Quarter Plan, respectively.

     The Company does not anticipate any material adverse effect on its future results of operations from the various restructuring plans. The employees terminated and to be terminated under the restructuring plans are principally production workers, salespeople, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999. The remaining liabilities for these plans primarily represent future rental obligations for abandoned property and equipment. The Company expects to complete the 1999 Third Quarter Plan and the 1999 Fourth Quarter Plan by September 2000 and December 2000, respectively.

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. During the three months ended March 31, 2000, the Company terminated 75 employees, and incurred employee termination costs of $911 that were not related to its various restructuring plans. Such costs are included in "Selling, general, and administrative expenses" in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2000.

3.   INVENTORY

     The components of inventory were as follows:

                                                                            March 31,             December 31,
                                                                              2000                    1999
                                                                         ----------------       -----------------
Finished Goods                                                         $     11,509          $        6,324
Work-in-process                                                              25,970                  27,793
Raw materials                                                                 4,414                   5,458
                                                                         ----------------       -----------------
Total                                                                  $     41,893          $       39,575
                                                                         ================       =================


4.   RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 2000 and 1999, were as follows:

                                                                                2000                 1999
                                                                            -------------        --------------
Affiliate sales                                                          $     2,759         $      2,742
Affiliate purchases                                                      $       117         $        811
Administrative charges                                                   $       315         $        322

     Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.


5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the three months ended March 31, 2000 and 1999, were as follows:

                                                                         2000                   1999
                                                                    ----------------       ----------------
       Interest paid                                            $      6,910            $     4,111
       Income taxes paid                                        $        246            $       144

     Noncash investing and financing activities for the three months ended March 31, 2000 and 1999, were as follows:

                                                              2000                     1999
                                                         ----------------       -------------------
Issuance of common stock as additional
    consideration in connection with prior
    period acquisitions                              $        2,000
Reduction of goodwill from amortization of excess
    tax deductible goodwill                          $           92         $             2
Acquisitions:
Fair value of assets acquired                                               $         2,290
Cash paid                                                                            (1,331)
                                                                                -------------------
Liabilities assumed                                                         $          959
                                                                                ===================


6.   SEGMENT INFORMATION

     Segment information relating to results of operations for the three months ended March 31, 2000 and 1999, was as follows:

                                                                                    2000            1999
                                                                                 ------------    ------------
Revenue:
Content Management Services                                                   $   128,190     $    85,405
Publishing                                                                         18,406          18,089
Other operating segments                                                           16,129           8,540
                                                                                 ------------    ------------
Total                                                                         $   162,725     $   112,034
                                                                                 ============    ============
Operating Income:
Content Management Services                                                   $    10,978     $    10,889
Publishing                                                                            718            (116)
Other operating segments                                                            2,106           1,041
                                                                                 ------------    ------------
Total                                                                              13,802          11,814
Other business activities                                                          (7,077)         (5,001)
Amortization of intangibles                                                        (4,034)         (2,948)
Gain (loss) on disposal of fixed assets                                              (224)             21
Interest expense                                                                   (8,731)         (3,276)
Interest income                                                                       236              44
Other income (loss)                                                                   (87)             96
                                                                                 ------------    ------------
Consolidated income (loss) before provision for income
    taxes and minority interest                                               $    (6,115)    $       750
                                                                                 ============    ============

     Segment information relating to the Company's assets as of March 31, 2000, was as follows:

Total Assets:
Content Management Services                                                             $    695,015
Publishing                                                                                   147,092
Other operating segments                                                                      34,572
Other business activities                                                                     10,850
                                                                                            -------------
Total                                                                                   $    887,529
                                                                                            =============


7.   SUBSEQUENT EVENTS

     In April 2000, the Company sold the photographic laboratory business that was acquired as part of Wace for approximately $11,500. The net assets of this business, which are a component of the Company's content management services segment, are included in "Other current assets" in the Company's Consolidated Balance Sheet at March 31, 2000. The Company does not expect to realize a gain or loss on the sale of this business. The results of operations for the three months ended March 31, 2000, include $7,210, $1,813, and $148 of revenues, gross profit, and operating income, respectively, from this business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the timing of completion and the success of the Company's various restructuring plans and integration efforts; the ability to sell certain properties and noncore businesses; the rate and level of capital expenditures; the ability to remain in compliance with financial covenants under the 1999 Credit Agreement; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

     The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED WITH 1999

     Revenues in the first quarter of 2000 were $50,691 higher than in the comparable period in 1999. This increase was due to the revenues from Wace Group Limited ("Wace"), which was acquired subsequent to the 1999 period. Revenues in the 2000 period increased by $45,187 from content management services, $4,396 from digital services, $791 from broadcast media distribution services, and $317 from publishing operations. Increased revenues from content management services resulted from revenues of $48,112 associated with the content management businesses acquired in the acquisition of Wace, partially offset by a decrease in revenues of $2,925 at the Company's prepress facilities operated in both periods. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales.

     Gross profit increased $18,343 in the first quarter of 2000 as a result of the additional revenues for the period as discussed above. The gross profit percentage in 2000 was 34.3% as compared to 33.5% in the 1999 period. This slight increase in the gross profit percentage resulted from minor improvements in all business segments.

     Selling, general, and administrative expenses in the first quarter of 2000 were $18,406 higher than in the 1999 period, and as a percent of revenue increased to 30.1% in the 2000 period from 27.3% in the 1999 period. Such expenses grew at a greater rate than revenue due primarily to a higher rate of costs incurred at the acquired Wace operations than at the Company's other prepress operations. Selling, general, and administrative expenses in 2000 include a charge of $911 for nonrestructuring-related employee termination costs.

     Amortization expense for intangible assets increased by $1,086 in the first quarter of 2000 due primarily to the goodwill associated with the Wace acquisition.

     Interest expense in the first quarter of 2000 was $5,480 higher than in the 1999 period due primarily to the interest on borrowings to finance the Wace acquisition and higher interest rates under the amended and restated credit agreement entered into in connection with the acquisition of Wace (the "1999 Credit Agreement"). Four interest rate swap agreements entered into by the Company resulted in an immaterial reduction of interest expense in the 2000 period.

     Notwithstanding the fact that the Company reported a pretax loss for the period, the Company incurred a provision for income taxes of $2,140. A provision was incurred, as opposed to a benefit being received, due to the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses exceeding the amount of the projected pretax loss for the year.

     Revenues from business transacted with affiliates for the three months ended March 31, 2000 and 1999, totaled $2,759 and $2,742, respectively, representing 1.7% and 2.4%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     During the first three months of 2000, the Company repaid $35,396 of its borrowings under its credit facilities, repaid $1,946 of notes and capital lease obligations, and made contingent payments related to acquisitions of $4,217. In addition, the Company invested $6,140 in facility construction and new equipment, and spent $738 on software-related projects. Such amounts were primarily generated from cash from operating activities and the sale of property and equipment that generated proceeds of $13,093.

     Cash flows from operating activities during the first three months of 2000 increased by $5,096 as compared to the comparable period in 1999 due primarily to the collection of trade accounts receivable and the timing of vendor payments, partially offset by a decrease in cash from operating income.

     The Company expects to spend approximately $16.0 million over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain financial covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. At March 31, 2000, the Company was in compliance with all such covenants. Based on current operating projections and uncertainty regarding future changes in interest rates, the Company may be out of compliance with certain of such financial covenants in future periods. If it does not remain in compliance, the Company intends to engage in discussions with its lending institutions to obtain a waiver, although there can be no assurances that such a waiver will be granted.

     The Company believes that the cash flow from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, sales of certain properties and noncore businesses, and available borrowing capacity, subject to the Company's ability to remain in compliance or obtain a waiver in the event of noncompliance, if any, with the financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs for the foreseeable future.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's primary exposure to market risk is interest rate risk. The Company had $277,143 outstanding under its credit facilities at March 31, 2000. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at March 31, 2000. A change in interest rates of 1.0% would result in a change in income before taxes of $1,871 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at March 31, 2000.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

          In February 2000, the Company issued 109,510 shares of its common stock as additional contingent consideration to the former stockholders of Amusematte Corp., which the Company acquired in December 1997, and Agile Enterprise, Inc., which the Company acquired in September 1998. The sale and issuance of such securities by the Registrant were effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

           10.6 (c) Employment Agreement, effective as of May 24, 1999, between the Company and Derek Ashley (Incorporated by reference to Exhibit No. 10.6 (c) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30,
                    1999).

         10.6(d)(i) Employment Agreement, effective as of April 1, 1996, between the Company and Scott A. Brownstein (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

               27   Financial Data Schedule (EDGAR filing only).



--------------------------------------------------------------------------------

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                    By:                         /s/ Derek Ashley


Date: May 15, 2000             -------------------------------------------------
                                                                    Derek Ashley
                                         Vice Chairman, Chief Executive Officer,
                                                     and Chief Operating Officer
                                                       (Duly authorized officer)




                                                         /s/ Louis Salamone, Jr.


Date:  May 15, 2000            -------------------------------------------------
                                                             Louis Salamone, Jr.
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)