Form 10-Q
period 2000-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2000-08-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of July 31, 2000, was 22,584,282.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                    June 30,                December 31,
                                                                                      2000                      1999
                                                                                -----------------        -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $        8,611           $         23,218
   Marketable securities                                                                289                      2,127
   Trade accounts receivable (net of allowances of $7,879 in 2000
      and $7,732 in 1999)                                                           107,551                    119,997
   Due from affiliates                                                                6,654                      6,615
   Inventory                                                                         28,244                     26,283
   Prepaid expenses                                                                   8,882                     12,095
   Deferred income taxes                                                             27,757                     26,985
   Other current assets                                                              10,277                     13,844
   Net current assets of discontinued operations                                     44,673                     36,233
                                                                                -----------------        -------------------

          Total current assets                                                      242,938                    267,397
Property, plant, and equipment - net                                                 71,252                     95,281
Goodwill and other intangible assets (net of accumulated amortization
    of $21,861 in 2000 and $15,145 in 1999)                                         427,058                    437,674
Other assets                                                                         23,110                     18,270
Net non-current assets of discontinued operations                                                              112,388
                                                                                -----------------        -------------------

          Total assets                                                       $      764,358           $        931,010
                                                                                =================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                     $       79,929           $         92,056
   Current portion of long-term debt and obligations under capital leases            17,943                     19,024
   Due to affiliates                                                                  1,466                      1,909
   Other current liabilities                                                         23,750                     33,477
                                                                                -----------------        -------------------

          Total current liabilities                                                 123,088                    146,466
Long-term debt                                                                      260,589                    298,125
Subordinated notes                                                                   28,119                     29,867
Obligations under capital leases                                                      2,773                      3,814
Deferred income taxes                                                                 3,413                      2,975
Other liabilities                                                                    12,900                      8,763
                                                                                -----------------        -------------------

          Total liabilities                                                         430,882                    490,010
                                                                                -----------------        -------------------
Commitments and contingencies

Minority interest - Redeemable Preference Shares issued by subsidiary                32,982                     33,050
                                                                                -----------------        -------------------

Stockholders' Equity:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized;
      shares issued and outstanding: 22,584,282 in 2000 and 22,474,772 in 1999)         226                        225
   Additional paid-in capital                                                       388,547                    386,548
   Accumulated other comprehensive income (loss)                                       (688)                     1,264
   Retained earnings (deficit)                                                      (87,591)                    19,913
                                                                                -----------------        -------------------

           Total stockholders' equity                                               300,494                    407,950
                                                                                -----------------        -------------------

           Total liabilities and stockholders' equity                        $      764,358           $        931,010
                                                                                =================        ===================

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per-share amounts)

                                                       For the Six Months Ended                  For the Three Months Ended
                                                               June 30,                                   June 30,
                                                 ------------------------------------      --------------------------------------
                                                      2000                 1999                 2000                  1999
                                                 ----------------     ---------------      ----------------     -----------------

Revenues                                       $       291,342      $       224,655      $       147,023      $       130,710
Cost of revenues                                       193,894              154,389               96,607               89,538
                                                 ----------------     ---------------      ----------------     -----------------

Gross profit                                            97,448               70,266               50,416               41,172
                                                 ----------------     ---------------      ----------------     -----------------

Selling, general, and
    administrative expenses                             81,741               52,391               40,855               30,340
Amortization of intangibles                              6,744                5,007                3,381                2,652
Gain on disposal of property
    and equipment                                          (47)                 (34)                (272)                 (18)
Restructuring charges                                      611                                       611
Impairment charges                                       1,241                                     1,241
                                                 ----------------     ---------------      ----------------     -----------------

Total operating expenses                                90,290               57,364               45,816               32,974
                                                 ----------------     ---------------      ----------------     -----------------

Operating income                                         7,158               12,902                4,600                8,198
Interest expense                                       (13,194)              (6,158)              (5,991)              (3,558)
Interest income                                            433                  128                  231                  116
Other income (expense) - net                              (154)                 114                   48                   70
                                                 ----------------     ---------------      ----------------     -----------------

Income (loss) from continuing
    operations before provision for
    income taxes and minority interest                  (5,757)               6,986               (1,112)               4,826
Provision (benefit) for income taxes                     2,068                4,927                  (69)               2,202
                                                 ----------------     ---------------      ----------------     -----------------

Income (loss) from continuing
    operations before minority interest                 (7,825)               2,059               (1,043)               2,624
Minority interest                                       (1,296)                (566)                (633)                (566)
                                                 ----------------     ---------------      ----------------     -----------------

Income (loss) from continuing operations                (9,121)               1,493               (1,676)               2,058
Income (loss) from discontinued operations             (98,383)                 819              (96,909)                (121)
                                                 ----------------     ---------------      ----------------     -----------------

Net income (loss)                                     (107,504)               2,312              (98,585)               1,937
Other comprehensive income (loss)                       (1,952)                 134               (1,192)                 321
                                                 ----------------     ---------------      ----------------     -----------------

Comprehensive income (loss)                    $      (109,456)     $         2,446      $       (99,777)     $         2,258
                                                 ================     ===============      ================     =================

Basic earnings (loss) per common share:
Income (loss) from continuing operations       $     (0.40)         $      0.07          $     (0.07)         $       0.09
Income (loss) from discontinued operations           (4.35)                0.03                (4.29)                  -
                                                 ----------------     ---------------      ----------------     -----------------
Total                                          $     (4.75)         $      0.10          $     (4.36)         $       0.09
                                                 ================     ===============      ================     =================

Diluted earnings (loss) per common share:
Income (loss) from continuing operations       $     (0.40)         $      0.07          $     (0.07)         $       0.09
Income (loss) from discontinued operations           (4.35)                0.03                (4.29)                  -
                                                 ----------------     ---------------      ----------------     -----------------
Total                                          $     (4.75)         $      0.10          $     (4.36)         $       0.09
                                                 ================     ===============      ================     =================

Weighted average number of common shares:
Basic                                                   22,615               22,396               22,615               22,396
Diluted                                                 22,615               22,397               22,615               22,400

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                           ------------------------------------
                                                                                                2000                  1999
                                                                                           ---------------       ---------------
Cash flows from operating activities:
Net income (loss)                                                                        $     (107,504)       $        2,312
Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                              19,578                14,704
      Deferred taxes                                                                                                   (1,760)
      Impairment charges                                                                          1,241
      Loss (income) from discontinued operations                                                 98,383                  (819)
      Other                                                                                         755                   989
Changes in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                                   2,569                 5,571
      Due from/to affiliates                                                                       (482)                 (712)
      Inventory                                                                                  (3,536)               (2,640)
      Other assets                                                                                4,844                 8,300
      Accounts payable and accrued expenses                                                      (8,294)              (12,628)
      Other liabilities                                                                            (962)               (3,864)
      Net cash provided by (used in) operating activities of discontinued operations              8,577                   (14)
                                                                                           ---------------       ---------------
Net cash provided by operating activities                                                        15,169                 9,439
                                                                                           ---------------       ---------------

Cash flows from investing activities:
      Property, plant, and equipment expenditures                                                (9,978)               (6,491)
      Software expenditures                                                                      (1,113)               (4,860)
      Proceeds from sale of property and equipment                                               14,039
      Proceeds from sale of a business                                                           11,693
      Entities purchased, net of cash acquired                                                                        (99,931)
      Other                                                                                      (4,217)               (5,066)
      Net cash used in investing activities of discontinued operations                             (706)               (1,784)
                                                                                           ---------------       ---------------
Net cash provided by (used in) investing activities                                               9,718              (118,132)
                                                                                           ---------------       ---------------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                                                             210
      Proceeds from sale/leaseback transactions                                                                         1,496
      Repayments of notes and capital lease obligations                                          (1,450)                 (630)
      Repayments of term loans                                                                  (33,397)
      Borrowings (repayments) under revolving credit line - net                                  (4,125)               98,524
      Net cash used in financing activities of discontinued operations                              (87)                  (41)
                                                                                           ---------------       ---------------
Net cash provided by (used in) financing activities                                             (39,059)               99,559
                                                                                           ---------------       ---------------

Net decrease in cash and cash equivalents                                                       (14,172)               (9,134)
Effect of exchange rate changes on cash and cash equivalents                                       (435)
Cash and cash equivalents at beginning of period                                                 23,218                17,979
                                                                                           ---------------       ---------------

Cash and cash equivalents at end of period                                               $        8,611        $        8,845
                                                                                           ===============       ===============



             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                 (In thousands of dollars except share amounts)




                                                              For the six months ended June 30, 2000
                                                              --------------------------------------

                                                                                           Accumulated other
                                                                          Additional         comprehensive      Retained earnings
                                                       Common stock     paid-in capital      income (loss)          (deficit)
                                                      ----------------  ----------------  --------------------  -----------------

Balance at January 1, 2000                           $       225       $     386,548     $       1,264         $   19,913

Issuance of 109,510 common shares as additional
    consideration in connection with prior period
    acquisitions                                               1               1,999

Unrealized holding loss on available-for-
    sale securities                                                                             (1,066)

Unrealized loss from foreign currency
    translation adjustments                                                                     (1,202)

Reclassification adjustment for losses
     realized in net income                                                                        316

Net loss                                                                                                           (107,504)
                                                      ----------------  ----------------  --------------------  -----------------

Balance at June 30, 2000                             $       226       $     388,547     $        (688)        $    (87,591)
                                                      ================  ================  ====================  =================











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


2.    DISCONTINUED OPERATIONS

      In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon Group, Inc. The Company expects to consummate the sale of the publishing business within the year, although there can be no assurance that the sale will be consummated within that timeframe. For purposes of estimating the loss on disposal, the Company assumed a disposal date of December 31, 2000.

      The accompanying financial statements have been restated to reflect the operations of the publishing business as a discontinued operation. Provision has been made for estimated operating income through the expected disposal date and for the estimated loss on disposal, including the write off of approximately $100,000 of goodwill. The results of operations of the discontinued business and the estimated loss on disposal, presented as Discontinued Operations in the accompanying Consolidated Statements of Operations, were as follows:


                                                        For the six months ended               For the three months ended
                                                                June 30,                                June 30,
                                                    ----------------------------------    --------------------------------------
                                                         2000               1999               2000                 1999
                                                    ---------------     --------------    ---------------     ------------------

Revenues                                        $        36,361     $        39,731    $       17,955     $        21,642
                                                    ===============     ==============    ===============     ==================

Income (loss) from operations before
    income taxes                                $        (3,134)    $        (1,229)   $       (1,663)    $           181
Provision (benefit) equivalent to
    income taxes                                              7              (2,048)                4                 302
                                                    ---------------     --------------    ---------------     ------------------

Income (loss) from operations                            (3,141)                819            (1,667)               (121)
Loss on disposal (including provision
    for income taxes of $2,157)                         (95,242)                              (95,242)
                                                    ---------------     --------------    ---------------     ------------------

 Income (loss) from discontinued operations     $       (98,383)    $           819    $      (96,909)    $          (121)
                                                    ===============     ==============    ===============     ==================

      The results of operations of the publishing business include an allocation of interest expense of $2,950 and $1,492 for the six month periods ended June 30, 2000 and 1999, respectively, and $1,321 and $748 for the three month periods ended June 30, 2000 and 1999, respectively. The estimated loss on disposal includes estimated future net income from operations for the period through December 31, 2000, the assumed disposal date, of $1,273, which includes an allocation of interest expense of $1,000. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its primary credit facilities (the "1999 Credit Agreement"), which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

      The results of operations and cash flows of the discontinued operations include amounts for selected items as follows:


                                                               For the six months ended             For the three months ended
                                                                       June 30,                              June 30,
                                                           ---------------------------------    -----------------------------------
                                                               2000               1999               2000                1999
                                                           --------------     --------------    ----------------     --------------

Interest expense                                        $      3,026      $       1,586      $       1,359       $         787
Interest income                                         $         68      $          64      $          34       $          32
Depreciation and amortization expense                   $      2,150      $       1,812      $       1,080       $         941
Loss (gain) on disposal of property
    and equipment                                       $          8      $          (5)     $           9                   -
Provision (benefit) equivalent to income
    taxes                                               $      2,164      $      (2,048)     $       2,161       $         316
Property, plant, and equipment expenditures             $        706      $       1,156      $         361       $         520
Repayments of notes and capital lease
    obligations                                         $         87      $          41      $          57       $          36

      The net assets of discontinued operations include $745 and $832 at June 30, 2000, and December 31, 1999, respectively, of long-term debt and obligations under capital leases, inclusive of the current portion.


3.    RESTRUCTURING

      In June 2000, the Company initiated and completed a plan (the "2000 Second Quarter Plan") to close the Atlanta operation acquired as part of the acquisition of Wace Group Limited ("Wace"). As part of the 2000 Second Quarter Plan, the Company terminated certain employees and transferred the work previously performed in the Atlanta facility to Wace's facility in Dallas, Texas. The results of operations for the six and three month periods ended June 30, 2000, include a charge of $611 for the 2000 Second Quarter Plan, which consisted of $456 for facility closure costs and $155 for employee termination costs for 34 employees. In 1998 and 1999, the Company commenced four separate plans to restructure certain of its operations (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," and the "1999 Fourth Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999, for the future costs of the various restructuring plans, and the amounts charged against the respective restructuring liabilities during the six months ended June 30, 2000, were as follows:

                                         1998               1998                1999               1999               2000
                                        Second             Fourth              Third              Fourth             Second
                                       Quarter            Quarter             Quarter             Quarter            Quarter
                                         Plan               Plan                Plan               Plan               Plan
                                     -------------     ---------------     ---------------     --------------     --------------

Balance at December 31, 1999     $           294   $           502     $           330     $         2,279

Restructuring charge                                                                                          $        611
Facility closure costs                                         (54)               (167)               (257)
Employee termination costs                                     (37)                (53)               (312)
Abandoned assets                            (102)             (106)                 (4)               (366)
                                     -------------     ---------------     ---------------     --------------     --------------

Balance at June 30, 2000         $           192   $           305     $           106     $         1,344    $        611
                                     =============     ===============     ===============     ==============     ==============

      The number of employees included in the charge against the various restructuring plans' liabilities for employee termination costs for the six months ended June 30, 2000, was 14, 5, and 12 for the 1998 Fourth Quarter Plan, the 1999 Third Quarter Plan, and the 1999 Fourth Quarter Plan, respectively.

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

      The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. During the six and three month periods ended June 30, 2000, the Company terminated 134 employees and 60 employees, respectively, and incurred employee termination costs of $1,732 and $821, respectively, that were not related to its various restructuring plans. Such costs are included in "Selling, general, and administrative expenses" in the accompanying Consolidated Statements of Operations for the six and three month periods ended June 30, 2000.


4.    IMPAIRMENT CHARGES

      In June 2000, the Company incurred a charge of $583 from the impairment of equipment abandoned in connection with the 2000 Second Quarter Plan. In May 2000, the Company commenced a plan to sell its events-based digital photography business. In connection with such action, the Company incurred a charge of $658 for the write down of long-lived assets related to this business. The net assets of this business, which are a component of the Company's digital services segment, are included in "Other current assets" in the Company's Consolidated Balance Sheet at June 30, 2000. The Company consummated the sale of this business in August 2000 for approximately $220. The revenues, gross profit, and operating loss from this business included in the Company's results of operations for the six and three month periods ended June 30, 2000 and 1999, were as follows:


                                       Six months ended                               Three months ended
                                           June 30,                                        June 30,
                             --------------------------------------        -----------------------------------------
                                   2000                 1999                     2000                   1999
                             -----------------    -----------------        -----------------     -------------------


Revenues                   $        462          $        1,056           $         228         $         458
Gross profit               $       (131)         $          207           $        (187)        $          89
Operating loss             $       (632)         $         (198)          $        (474)        $        (117)

5.    LONG-TERM DEBT

      Under the terms of the 1999 Credit Agreement, the Company must comply with certain financial covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. In August 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Fourth Amendment") to relax the interest coverage ratio and net worth covenants as of June 30, 2000, and to modify all of the financial covenant requirements to be less restrictive than previously required in the 1999 Credit Agreement for the quarterly fiscal periods through June 30, 2001. In addition to modifying the various financial covenants, the Fourth Amendment increased the interest rates on all future borrowings under the 1999 Credit Agreement by 50 basis points and lowered the borrowing capacity of the revolving line of credit to $85,000.

      In July 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Third Amendment") that lowered the net worth covenant threshold to enable the Company to proceed with its planned disposal of the publishing business. Also in July 2000, the lending institutions granted a waiver of covenant defaults to enable the Company to make the July 31, 2000, scheduled interest payment to the holders of its subordinated notes. In connection with entering into the Third Amendment and the Fourth Amendment, the Company incurred fees of $496 and $1,535, respectively. The fee incurred in connection with the Third Amendment is included in the loss on disposal of discontinued operations. The fee incurred in connection with the Fourth Amendment will be included as a component of interest expense in future periods.

      Based upon the modified financial covenants as contained in the Fourth Amendment, the Company was in compliance with all covenants at June 30, 2000. Had the Company not entered into the aforementioned amendments to the 1999 Credit Agreement, the Company would not have been in compliance with the interest coverage ratio and net worth covenants at June 30, 2000. The Company's net worth at June 30, 2000, was adversely affected by the $95,242 estimated loss on disposal of the publishing business, including the write off of approximately $100,000 of goodwill (see Note 2). There can be no assurance that the Company will be able to attain compliance with the amended covenant requirements in future periods. If the Company does not attain compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.


6.    INVENTORY

      The components of inventory were as follows:

                                                                  June 30,                  December 31,
                                                                    2000                        1999
                                                             -------------------        --------------------

Work-in-process                                           $       24,992            $         21,092
Raw materials                                                      3,252                       5,191
                                                             -------------------        --------------------

Total                                                     $       28,244            $         26,283
                                                             ===================        ====================

7.    RELATED PARTY TRANSACTIONS

      Sales to, purchases from, and administrative charges incurred with related parties during the six and three months ended June 30, 2000 and 1999, were as follows:


                                          Six months ended June 30,                       Three months ended June 30,
                                        2000                     1999                    2000                     1999
                                   ----------------         ---------------         ----------------        -----------------

Affiliate sales                 $       5,493           $        6,460          $        2,734          $        3,718
Affiliate purchases             $         278           $        2,252          $          161          $        1,441
Administrative charges          $         734           $          832          $          419          $          510

      Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.


8.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Payments of interest and income taxes for the six months ended June 30, 2000 and 1999, were as follows:

                                                                                2000                        1999
                                                                          ------------------         --------------------

Interest paid                                                         $         15,145           $           7,651
Income taxes paid                                                     $          1,341           $           1,831


      Noncash investing and financing activities for the six months ended June 30, 2000 and 1999, were as follows:

                                                                                2000                        1999
                                                                         -------------------        ----------------------

Exchange of Preference Shares for subordinated notes                 $              68
Issuance of common stock as additional consideration
    in connection with prior period acquisitions                     $           2,000          $             240
Reduction of goodwill from amortization of excess tax deductible
    goodwill                                                         $              98          $              17
Fair value of stock options issued to non-employee                                              $              55

Acquisitions:
Fair value of assets acquired                                                                   $         244,900
Cash paid                                                                                                (105,777)
Non contingent future payments                                                                            (17,778)
                                                                                                    ----------------------

Liabilities assumed                                                                             $         121,345
                                                                                                    ======================

9.    SEGMENT INFORMATION

      Segment information relating to results of continuing operations for the six and three months ended June 30, 2000 and 1999, was as follows:

                                                     Six months ended June 30,                Three months ended June 30,
                                                     2000                 1999                 2000                 1999
                                               -----------------     ----------------     ---------------     -----------------
Revenue:
Content Management Services                $         262,448     $      205,798       $      131,856      $      120,393
Other operating segments                              28,894             18,857               15,167              10,317
                                               -----------------     ----------------     ---------------     -----------------

Total                                      $         291,342     $      224,655       $      147,023      $      130,710
                                               =================     ================     ===============     =================

Operating Income:
Content Management Services                $          27,406     $       25,995       $       16,406      $       15,126
Other operating segments                               3,582              3,053                1,489               2,012
                                               -----------------     ----------------     ---------------     -----------------

Total                                                 30,988             29,048               17,895              17,138
Other business activities                            (15,531)           (11,385)              (8,445)             (6,404)
Amortization of intangibles                           (6,744)            (5,007)              (3,381)             (2,652)
Restructuring charges                                   (611)                                   (611)
Gain on disposal of fixed assets                          47                 34                  272                  18
Impairment charges                                    (1,241)                                 (1,241)
Interest expense                                     (12,944)            (5,946)              (5,880)             (3,460)
Interest income                                          433                128                  231                 116
Other income (expense)                                  (154)               114                   48                  70
                                               -----------------     ----------------     ---------------     -----------------

Consolidated income (loss) from
    continuing operations before
    provision for income taxes and
    minority interest                      $          (5,757)    $        6,986       $       (1,112)     $        4,826
                                               =================     ================     ===============     =================

      Segment information relating to the Company's assets as of June 30, 2000, was as follows:



Total Assets:
Content Management Services                                                                             $      645,942
Other operating segments                                                                                        36,267
Other business activities                                                                                       37,476
Discontinued operations                                                                                         44,673
                                                                                                            ---------------

Total                                                                                                   $      764,358
                                                                                                            ===============

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company intends to determine the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations by the end of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability to attain compliance with the amended financial covenants under the 1999 Credit Agreement or to obtain waivers from its lending institutions in the case such compliance is not attained; the timing of completion and the success of the Company's various restructuring plans and integration efforts; the ability to consummate the sale of certain properties and noncore businesses, including its publishing business; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

      The accompanying financial statements for prior periods have been restated to reflect the Company's publishing business as a discontinued operation. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH 1999

      Revenues in the first six months of 2000 were $66,687 higher than in the comparable period in 1999. This increase was due to the revenues from Wace Group Limited ("Wace"), which was acquired in the latter part of the 1999 period. Revenues in the 2000 period increased by $56,650 from content management services, $7,969 from digital services, and $2,068 from broadcast media distribution services. Increased revenues from content management services primarily resulted from increased revenues of $64,759 associated with the content management businesses acquired in the acquisition of Wace as well as from higher revenues at the Company's West Coast operations, principally from customers in the entertainment industry. These increases were partially offset by a decrease in revenues from the Black Dot operations acquired in the merger with Devon Group, Inc. ("Devon"), and a decrease in revenues at the Company's East Coast operations, principally from customers in the publications industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

      Gross profit increased $27,182 in the first six months of 2000 as a result of the additional revenues for the period as discussed above. The gross profit percentage in 2000 was 33.4% as compared to 31.3% in the 1999 period. This increase in the gross profit percentage resulted primarily from the acquisition of the Wace operations, which have higher gross profit margins than the Company's other content management operations, and improved margins at the Company's West Coast content management facilities, where the increase in revenue discussed above resulted in greater absorption of fixed manufacturing costs. These improvements were partially offset by lower margins at the Company's East Coast content management operations, where the reduction in revenue discussed above resulted in lower absorption of fixed manufacturing costs and other operating inefficiencies.

      Selling, general, and administrative expenses in the first six months of 2000 were $29,350 higher than in the 1999 period, and as a percent of revenue increased to 28.1% in the 2000 period from 23.3% in the 1999 period. Such expenses grew at a greater rate than revenue due primarily to a higher rate of costs incurred at the acquired Wace operations than at the Company's other content management operations. Additionally, selling, general, and administrative expenses in the 2000 period include a charge of $1,732 for nonrestructuring-related employee termination costs.

      The results of operations for the six months ended June 30, 2000, include a restructuring charge of $611 related to a plan (the "2000 Second Quarter Plan") to close the Atlanta operation acquired as part of the Wace acquisition. The charge for the 2000 Second Quarter Plan consisted of $456 for facility closure costs and $155 for employee termination costs for 34 employees. As of June 30, 2000, no payments had been made related to the 2000 Second Quarter Plan.

      Impairment charges totaled $1,241 for the six months ended June 30, 2000, and consisted of $583 from the impairment of equipment related to the 2000 Second Quarter Plan and $658 from the write down of long-lived assets related to the Company's events-based digital photography business.

      Amortization expense for intangible assets increased by $1,737 in the first six months of 2000 due primarily to the goodwill associated with the Wace acquisition.

      Interest expense in the first six months of 2000 was $7,036 higher than in the 1999 period due primarily to the interest on borrowings to finance the Wace acquisition and higher interest rates under the amended and restated credit agreement entered into in connection with the acquisition of Wace (the "1999 Credit Agreement"). Four interest rate swap agreements entered into by the Company resulted in an immaterial reduction of interest expense in the 2000 period.

      Notwithstanding the fact that the Company reported a pretax loss from continuing operations for the period, the Company incurred a provision for income taxes of $2,068. A provision was incurred, as opposed to a benefit being received, due to the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses exceeding the amount of the projected pretax loss for the year.

      In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. The results of operations in the 2000 period include an after tax loss from discontinued operations of $98,383, which consisted of a loss from operations of $3,141 and an estimated loss on disposal of $95,242. In accordance with the 1999 Credit Agreement, the net after tax proceeds from the sale of the publishing business will be used to repay outstanding borrowings under the 1999 Credit Agreement.

           Revenues from business transacted with affiliates for the six months ended June 30, 2000 and 1999, totaled $5,493 and $6,460, respectively, representing 1.9% and 2.9%, respectively, of the Company's revenues.


THREE MONTHS ENDED JUNE 30, 2000, COMPARED WITH 1999

      Revenues in the second quarter of 2000 were $16,313 higher than in the comparable period in 1999. This increase was due to the revenues from Wace, which was acquired during the 1999 period. Revenues in the 2000 period increased by $11,463 from content management services, $3,573 from digital services, and $1,277 from broadcast media distribution services. Increased revenues from content management services primarily resulted from increased revenues of $15,713 associated with the content management businesses acquired in the acquisition of Wace and higher revenues at the Company's West Coast operations, principally from customers in the entertainment industry. These increases were partially offset by a decrease in revenues from the Black Dot operations acquired in the merger with Devon and a decrease in revenues at the Company's East Coast operations, principally from customers in the publications industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

      Gross profit increased $9,244 in the second quarter of 2000 as a result of the additional revenues for the period as discussed above. The gross profit percentage in 2000 was 34.3% as compared to 31.5% in the 1999 period. This increase in the gross profit percentage resulted primarily from the acquisition of the Wace operations, which have higher gross profit margins than the Company's other content management operations, and improved margins at the Company's West Coast content management facilities, where the increase in revenue discussed above resulted in greater absorption of fixed manufacturing costs. These improvements were partially offset by lower margins at the Company's East Coast content management operations, where the reduction in revenue discussed above resulted in lower absorption of fixed manufacturing costs and other operating inefficiencies.

      Selling, general, and administrative expenses in the second quarter of 2000 were $10,515 higher than in the 1999 period, and as a percent of revenue increased to 27.8% in the 2000 period from 23.2% in the 1999 period. Such expenses grew at a greater rate than revenue due primarily to a higher rate of costs incurred at the acquired Wace operations than at the Company's other content management operations. Additionally, selling, general, and administrative expenses in the 2000 period include a charge of $821 for nonrestructuring-related employee termination costs.

      The results of operations for the three months ended June 30, 2000, include a restructuring charge of $611 related to the 2000 Second Quarter Plan, which consisted of $456 for facility closure costs and $155 for employee termination costs for 34 employees.

      Impairment charges totaled $1,241 for the three months ended June 30, 2000, and consisted of $583 from the impairment of equipment related to the 2000 Second Quarter Plan and $658 from the write down of long-lived assets related to the Company's events-based digital photography business.

      Amortization expense for intangible assets increased by $729 in the second quarter of 2000 due primarily to the goodwill associated with the Wace acquisition.

      Interest expense in the second quarter of 2000 was $2,433 higher than in the 1999 period due primarily to the interest on borrowings to finance the Wace acquisition and higher interest rates under the 1999 Credit Agreement. Four interest rate swap agreements entered into by the Company resulted in an immaterial reduction of interest expense in the 2000 period.

      The Company recorded an income tax benefit of $69 in the second quarter of 2000. The benefit recognized was at a lower rate than the statutory rate due to the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

      In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. The results of operations in the 2000 period include an after tax loss from discontinued operations of $96,909, which consisted of a loss from operations of $1,667 and an estimated loss on disposal of $95,242. In accordance with the 1999 Credit Agreement, the net after tax proceeds from the sale of the publishing business will be used to repay outstanding borrowings under the 1999 Credit Agreement.

      Revenues from business transacted with affiliates for the three months ended June 30, 2000 and 1999, totaled $2,734 and $3,718, respectively, representing 1.9% and 2.8%, respectively, of the Company's revenues.


FINANCIAL CONDITION

           Under the terms of the 1999 Credit Agreement, the Company must comply with certain financial covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. In August 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Fourth Amendment") to relax the interest coverage ratio and net worth covenants as of June 30, 2000, and to modify all of the financial covenant requirements to be less restrictive than previously required in the 1999 Credit Agreement for the quarterly fiscal periods through June 30, 2001. In addition to modifying the various financial covenants, the Fourth Amendment increased the interest rates on all future borrowings under the 1999 Credit Agreement by 50 basis points and lowered the borrowing capacity of the revolving line of credit to $85,000.

      In July 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Third Amendment") that lowered the net worth covenant threshold to enable the Company to proceed with its planned disposal of the publishing business. Also in July 2000, the lending institutions granted a waiver of covenant defaults to enable the Company to make the July 31, 2000, scheduled interest payment to the holders of its subordinated notes. In connection with entering into the Third Amendment and the Fourth Amendment, the Company incurred fees of $496 and $1,535, respectively. The fee incurred in connection with the Third Amendment is included in the loss on disposal of discontinued operations. The fee incurred in connection with the Fourth Amendment will be included as a component of interest expense in future periods.

      Based upon the modified financial covenants as contained in the Fourth Amendment, the Company was in compliance with all covenants at June 30, 2000. Had the Company not entered into the aforementioned amendments to the 1999 Credit Agreement, the Company would not have been in compliance with the interest coverage ratio and net worth covenants at June 30, 2000. The Company's net worth at June 30, 2000, was adversely affected by the $95,242 estimated loss on disposal of the publishing business, including the write off of approximately $100,000 of goodwill (see Note 2 to the Interim Consolidated Financial Statements). There can be no assurance that the Company will be able to attain compliance with the amended covenant requirements in future periods. If the Company does not attain compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

      During the first six months of 2000, the Company repaid $37,522 of its borrowings under its credit facilities, repaid $1,450 of notes and capital lease obligations, and made contingent payments related to acquisitions of $4,217. In addition, the Company invested $9,978 in facility construction and new equipment, and spent $1,113 on software-related projects. Such amounts were primarily generated from cash from operating activities of $15,169 and the sale of property, equipment, and a business that generated aggregate proceeds of $25,732.

      Cash flows from operating activities of continuing operations during the first six months of 2000 decreased by $2,861 as compared to the comparable period in 1999 due primarily to a decrease in cash from operating income and the timing of collections from customers, partially offset by the timing of vendor payments. Cash generated by discontinued operations during the first six months of 2000 increased by $8,591 as compared to the 1999 period.

      The Company expects to spend approximately $17,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

      The Company believes that the cash flow from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, sales of certain properties and noncore businesses, and available borrowing capacity, subject to the Company's ability to attain compliance or obtain a waiver in the event of noncompliance, if any, with the revised financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs for the foreseeable future.

      Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company intends to determine the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations by the end of 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

           The Company's primary exposure to market risk is interest rate risk. The Company had $275,643 outstanding under its credit facilities at June 30, 2000. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at June 30, 2000. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,856 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at June 30, 2000.

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

                      10.6(a) Employment Agreement, effective as of May 1, 2000, between the Company and Joseph D. Vecchiolla.

                      10.6(b) Agreement and General Release, effective June 4, 2000, between the Company and Louis Salamone, Jr.

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

                      10.6(d)(ii)Employment Agreement Extension dated March 23,
                                 1998, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6
                                 (d)(ii) forming part of the Registrant's
                                 Registration Statement on Form S-4 (File No.
                                 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

                      10.8(a) Amendment No. 1, dated as of May 8, 2000, to the Applied Graphics Technologies, Inc., Amended and Restated 1998 Incentive Compensation Plan.

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

                      10.9(d) Amendment No. 3, dated as of July 21, 2000, to the Amended and Restated Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A.

                      10.9(e)    Amendment No. 4, dated as of August 11,
                                 2000, to the Amended and Restated Credit
                                 Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A.

                      27         Financial Data Schedule (EDGAR filing only).


--------------------------------------------------------------------------------

      (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                        By:                    /s/ Derek Ashley

Date:  August 14, 2000                  ---------------------------------------
                                                                    Derek Ashley
                                         Vice Chairman, Chief Executive Officer,
                                                     and Chief Operating Officer
                                                       (Duly authorized officer)




                                                        /s/ Joseph D. Vecchiolla

Date:  August 14, 2000         ------------------------------------------------
                                                            Joseph D. Vecchiolla
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)