Form 10-K405/A
period 1999-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2000-10-10
CIK 1006030

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by non-affiliates as of August 15, 2000, was $72,597,038.

     The number of shares of the registrant's Common Stock outstanding as of August 15, 2000, was 22,584,282 shares.

     The following documents are hereby incorporated by reference into this Form 10-K/A:

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This amendment is being filed to reflect the publishing business of Applied Graphics Technologies, Inc. (the "Company"), as a discontinued operation. In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon Group, Inc.

                               TABLE OF CONTENTS

          ITEM                                                                PAGE
          ----                                                                ----
PART I      1.  Business....................................................    1
            2.  Properties..................................................    6
            3.  Legal Proceedings...........................................    6
            4.  Submission of Matters to a Vote of Security Holders.........    6
                Executive Officers of the Company...........................    7
PART II     5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters.......................................    9
            6.  Selected Financial Data.....................................    9
            7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   11
           7A.  Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   18
            8.  Financial Statements and Supplementary Data.................   19
            9.  Changes in and disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   60
PART III   10.  Directors and Executive Officers of the Registrant..........   61
           11.  Executive Compensation......................................   64
           12.  Security Ownership of Certain Beneficial Owners and
                  Management................................................   67
           13.  Certain Relationships and Related Transactions..............   69
PART IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   71
SIGNATURES..................................................................   74

                                     PART I

     Certain statements made in this Annual Report on Form 10-K/A are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability to attain compliance with the amended financial covenants under the 1999 Credit Agreement (as defined herein) or to obtain waivers from its lending institutions in the case such compliance is not attained; the trend toward electronic distribution of content; the efficiency of competitors or customers of the Company; the expansion of on-line distribution services; the growth of the market for digital services; market acceptance of the Company's digital photography product line; the amount of broadcast media distribution services business received under the agreement with Western (as defined herein); the timing of completion and the success of the Company's various restructuring plans; the ability to sell certain properties and non-core businesses, including its publishing business; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

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

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon Group, Inc. ("Devon"). This business, which publishes greeting cards, calendars, art prints, and other wall decor items, sells its products primarily to mass markets merchants, card shops, bookstores, art galleries, designers, and framers.

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

     Using integrated equipment and proprietary software, the Company's Digital Link(R) system offers a method to store, manipulate, repurpose, and distribute digital images. The Company uses Digital Link to provide advanced digital imaging services, such as archiving and online distribution, to new groups of customers and to its existing content management customers. The Company creates digital archives of photographic prints, slides, film, and other images to provide the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted, and re-edited. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are generally provided under long-term contracts and are usually priced on a per-image basis according to the Company's evaluation of the customer's images and the scope of services to be provided.

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

DISCONTINUED OPERATIONS

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

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business.

CUSTOMERS

     The Company's digital media asset management customer base encompasses a wide variety of enterprises and organizations, including retailers, publishers, advertising agencies, entertainment companies, and automobile and other consumer product manufacturers. The Company's five largest nonaffiliated customers accounted for approximately 30% of total revenues in 1999. The loss of business from any of these five top customers could have a material adverse effect on the Company. The Company's fifty largest nonaffiliated customers accounted for approximately 56% of the Company's revenues in 1999. Revenues from many of the Company's large customers, however, are an aggregation of revenues for services provided by the Company to different groups or publications within a customer, which limits the Company's exposure to the loss of larger customers. In most cases there is no contractual arrangement that would prevent customers from selecting a competitor of the Company to perform some or all of their work. In 1999, approximately 2.4% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mortimer B. Zuckerman, the Chairman of the Board of Directors of the Company, and Fred Drasner, Chairman and a director of the Company.

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

GEOGRAPHIC INFORMATION

     See Note 23 to the Company's Consolidated Financial Statements for financial information about geographic regions. Operating income from foreign operations was approximately $284,000 for the year ended December 31, 1999.

RECENT DEVELOPMENTS

     In March 2000, the Company announced that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. In August 2000, the Board of Directors of the Company decided that it would no longer actively pursue a sale of the Company, but would continue to pursue other strategic alternatives. There can be no assurance that any transaction will occur as a result of this effort.

     In April 2000, the Company sold the photographic laboratory business that was acquired as part of Wace for a sales price of approximately $11,500,000. The Company did not realize a gain or loss on the sale of this business.

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. The Company expects to consummate the sale of the publishing business by June 2001, although there can be no assurance that the sale will be consummated within that timeframe.

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

Atlanta, Georgia                     Central Illinois                     Indianapolis, Indiana
(1 content management facility)      (2 content management facilities)    (1 content management facility)

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

Los Angeles, California              San Francisco, California            facility)
metropolitan area                    metropolitan area                    Australia
(4 content management facilities;    (2 content management facilities;    (1 content management facility;
 1 digital facility; 1 broadcast     2 publishing facilities)             1 publishing facility)
 facility)

Northern New Jersey                  Dallas, Texas                        Canada
(4 content management facilities)    (2 content management facilities)    (1 publishing facility)

Central Michigan                     Omaha, Nebraska
(1 content management facility)      (1 content management facility)

     The Company owns ten of the content management facilities and one publishing facility. The remaining facilities are operated under leases that expire in 2000 through 2009. The Company also provides on-site services at certain other customer locations where services are performed only for that specific customer. The Company believes that its facilities are adequate to meet its needs.

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

NAME                                        AGE                     POSITION
----                                        ---                     --------
Fred Drasner..............................  57     Chairman and Director
Derek Ashley..............................  40     Vice Chairman, Chief Executive Officer,
                                                   Chief Operating Officer, and Director
Marne Obernauer, Jr.......................  57     Vice Chairman and Director
Scott A. Brownstein.......................  51     Executive Vice President and Chief
                                                   Technology Officer
Martin D. Krall...........................  59     Executive Vice President, Chief Legal
                                                   Officer, Secretary, and Director
Joseph D. Vecchiolla......................  44     Senior Vice President and Chief Financial
                                                     Officer

     Fred Drasner, Chairman and a director of the Company, served as Chief Executive Officer of the Company from 1996 until April 2000. Mr. Drasner has been co-owner of Pro Football, Inc., d/b/a The Washington Redskins, since July 1999. He has been the Chief Executive Officer of Daily News and Co-Publisher of the New York Daily News since 1993, Co-Chairman of U.S. News & World Report, L.P. ("U.S. News"), since 1998, Chief Executive Officer of U.S. News from 1985 to 1998, President of U.S. News from 1985 to 1997, Chairman and Chief Executive Officer of Applied Printing since 1988, and Co-Chairman from 1998 to 1999 and Vice-Chairman and Chief Executive Officer from 1986 to 1998 of The Atlantic Monthly Company. Mr. Drasner has served as Co-Chairman of Fast Company Media Group, L.L.C. ("Fast Company"), since January 1999. Mr. Drasner was also senior counsel to Shaw Pittman, formerly known as Shaw Pittman Potts & Trowbridge, until his resignation in April 1996.

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

     Marne Obernauer, Jr., Vice Chairman and a director of the Company, joined the Company in May 1998 in connection with the merger with Devon. Prior to joining the Company, and up until its merger with the Company, he served as Chief Executive Officer of Devon from 1980 and as Chairman of the Board of Directors of Devon from 1986.

     Scott A. Brownstein, Executive Vice President and Chief Technology Officer of the Company, was the Senior Vice President and General Manager of the Company's digital operations from 1993 to 1995, where he was responsible for developing, manufacturing, and marketing the Company's digital services.

     Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary, and a director of the Company, has been Executive Vice President, Chief Legal Officer, and Secretary of Daily News, Applied Printing, and U.S. News since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly Company from 1995 to 1999. Mr. Krall has served as Executive Vice President, Chief Legal Officer, and Secretary of Fast Company and its majority owner, FC Holdings, L.L.C., since January 1999. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw Pittman, where he was a member of the Management Committee from 1978 to 1994, and the Vice Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall was also senior counsel to Shaw Pittman until his resignation in April 1996.

     Joseph D. Vecchiolla, Senior Vice President and Chief Financial Officer of the Company, joined the Company in May 2000. From February 1999 through April 2000 he served as Vice President of Marketing and Vice President of Finance at Favorite Brands International, which was acquired by Nabisco in November 1999. Favorite Brands International filed for protection under Chapter 11 of the U.S. Bankruptcy

Code in March 1999. From May 1997 until February 1999 he served as President of Old Greenwich Capital Corporation. From June 1993 through December 1997 he served in various capacities at Bird Corporation, beginning as Senior Vice President and Chief Financial Officer (June 1993 through September 1993), then President, Chief Operating Officer, and Chief Financial Officer (September 1993 through January 1994), then President and Chief Executive Officer (January 1994 through April 1995), and finally Chairman of the Board of Directors (May 1995 through December 1997). Concurrent to his tenure at Bird Corporation, from May 1995 through December 1997, Mr. Vecchiolla served as Senior Vice President of Corporate Finance at S.N. Phelps & Co., Vice President and Chief Financial Officer of Wyatt Energy Corp., President of American Modular Technologies, LLP, and Vice President and Chief Financial Officer of Commonwealth Oil of Puerto Rico, LLP.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market. The following table sets forth the high and low closing sales price for each full quarterly period during 2000, 1999, and 1998.

                                                       2000                   1999                   1998
                                                  ---------------        ---------------        ---------------
                                                  HIGH        LOW        HIGH        LOW        HIGH        LOW
                                                  ----        ---        ----        ---        ----        ---
First quarter...................................   9 5/16      3 5/16     17 1/16     6 7/8      60 1/4     45 1/2
Second quarter..................................   6 1/4       3 1/16     14 5/8      6 5/8      53 1/2     42 19/32
Third quarter...................................   4 11/16     3 5/16     14 1/2      7 3/16     55 3/4     12 1/2
Fourth quarter..................................                           9 3/16     6 1/2      16 1/2      7 7/8

     As of September 26, 2000, there were 4,940 holders of record of the Company's common stock. No dividends have been paid since April 17, 1996, the date the Company's common stock commenced trading. The Company currently intends to retain any future earnings for use in the operation of its business for the foreseeable future. The Company is prohibited from paying dividends under its existing credit facility.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                      1999(A)     1998(B)     1997(C)       1996      1995(D)
                                      --------    --------    --------    --------    --------
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues............................  $532,064    $338,942    $184,993    $132,725    $117,802
Income (loss) from continuing
  operations before provision for
  income taxes and minority
  interest..........................  $ (7,270)   $ 16,290    $ 22,707    $ 10,820    $ (7,812)
Income (loss) from continuing
  operations........................  $(11,534)   $  6,318    $ 13,567    $  9,955    $ (7,812)
Earnings (loss) per common share
  from continuing operations:
  Basic.............................  $  (0.51)   $   0.31    $   0.88    $   0.79
  Diluted...........................  $  (0.51)   $   0.30    $   0.83    $   0.77
Total assets........................  $931,010    $703,074    $224,793    $ 72,147    $ 44,809
Long-term obligations:
  Long-term debt....................  $298,125    $203,087    $    812    $  6,005    $    853
  Subordinated notes................    29,867
  Obligations under capital
     leases.........................     3,814       3,475       2,011       1,265       2,415
                                      --------    --------    --------    --------    --------
          Total.....................  $331,806    $206,562    $  2,823    $  7,270    $  3,268
                                      ========    ========    ========    ========    ========

                                               JUNE 30,
                                      --------------------------
                                        2000(E)         1999
                                      -----------    -----------
                                      (IN THOUSANDS OF DOLLARS,
                                      EXCEPT PER-SHARE AMOUNTS)
Revenues............................   $291,342       $224,655
Income (loss) from continuing
  operations before provision for
  income taxes and minority
  interest..........................   $ (5,757)      $  6,986
Income (loss) from continuing
  operations........................   $ (9,121)      $  1,493
Earnings (loss) per common share
  from continuing operations:
  Basic.............................   $  (0.40)      $   0.07
  Diluted...........................   $  (0.40)      $   0.07
Total assets........................   $764,358       $920,856
Long-term obligations:
  Long-term debt....................   $260,589       $302,655
  Subordinated notes................     28,119
  Obligations under capital
     leases.........................      2,773          5,207
                                       --------       --------
          Total.....................   $291,481       $307,862
                                       ========       ========

     No dividends have been paid on the Company's common stock.
---------------
(a) Amounts in 1999 include charges of $3,572, $744, $5,558, $2,419, $750, $488, and $418 for restructurings, impairment of a business, impairments of property and equipment, loss on disposal and abandonment of fixed assets, a litigation accrual, write off of acquisition costs, and a change in accounting estimate, respectively. (See Note 5 and Note 6 to the Consolidated Financial Statements.)

(b) Amounts in 1998 include charges of $8,550, $3,150, and $2,509 for restructurings, abandonment of a business, and impairment of intangible assets, respectively. (See Note 5 and Note 6 to the Consolidated Financial Statements.)

(c) Amounts in 1997 include a charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's customers.

(d) Amounts in 1995 include restructuring charges of $3,060.

(e) Amounts in 2000 include $611 and $1,241 for a restructuring charge and impairment charges, respectively. (See Note 3 and Note 4 to Interim Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying financial statements have been restated to reflect the Company's publishing business as a discontinued operation. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

  Year ended December 31, 1999, compared with 1998

     Revenues in 1999 were $193,122 higher than in the comparable period in 1998. Revenues increased by $206,000 from facilities operated for none or only a portion of the 1998 period. Such increase was comprised of $130,205 in revenues from Wace Group Limited (formerly Wace Group Plc) ("Wace"), $65,679 in revenues from Devon Group, Inc. ("Devon"), and $10,116 in revenues from other acquired operations. The acquisition of Wace and the merger with Devon were consummated on May 21, 1999, and May 27, 1998, respectively. This increase in revenues from acquired operations was offset by a decrease in revenues of $12,878 at facilities operated during the comparable 1998 period. This decrease at existing facilities was caused primarily by the loss of customers and reduced business from other customers, principally those in the entertainment industry.

     Revenues in 1999 increased by $185,395 from content management services, $4,538 from broadcast media distribution services, and $3,189 from digital services. Increased revenues from content management services resulted from revenues of $203,478 associated with acquired operations, primarily the content management businesses acquired in the merger with Devon and the acquisition of Wace, partially offset by a decrease in revenues of $18,083 at the Company's prepress facilities operated in both periods. Increased broadcast media distribution services revenues resulted from internally generated growth. Increased revenues from digital services primarily resulted from the digital operations acquired as part of Wace.

     Gross profit increased $54,822 in 1999 as a result of the additional revenues for the period as discussed above. The gross profit percentage in 1999 was 31.7% as compared to 33.5% in the 1998 period. This decrease in the gross profit percentage resulted from reduced margins at traditional prepress facilities as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs and the acceptance of lower margin work. In addition, the gross profit percentage of the creative business within content management services decreased to 29.5% in 1999 from 33.2% in 1998 due to additional work being accepted at lower margins. These decreases were partially offset by higher margins in the broadcast media distribution business, which benefited from better pricing and internal expansion that reduced reliance on outside services.

     Selling, general, and administrative expenses in 1999 were $60,855 higher than in the 1998 period, and as a percent of revenue increased to 25.3% in the 1999 period from 21.7% in the 1998 period. Such expenses grew at a greater rate than revenue due primarily to higher costs incurred at the Wace operations that have not been fully integrated. Selling, general, and administrative expenses in 1999 include a charge of $750 for a litigation accrual and a charge of $418 related to increased amortization of software costs resulting from a change in the estimated useful life.

     Amortization expense for intangible assets increased by $5,582 in 1999 due primarily to the goodwill associated with acquisitions consummated during and subsequent to the 1998 period.

     The loss on disposal of fixed assets was $2,402 in 1999. The Company abandoned or disposed of significant amounts of equipment in 1999 as a result of the reallocation of work among various facilities, a change in service requirements of certain major customers, and a general upgrade of equipment at certain of the Company's larger facilities to achieve anticipated efficiencies from the various integration efforts.

     The results of operations for 1999 included a charge of $3,572 related to various restructuring efforts initiated by the Company (see Note 5 to the Consolidated Financial Statements). During 1998, the Company commenced two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan", respectively). The 1998 Second Quarter Plan was revised in the fourth quarter of 1998 in response to additional acquisitions and a change in operation management. As part of the

1998 Second Quarter Plan, the Company closed a facility in New Jersey and made modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at the closed location to the Carlstadt facility. In addition, as part of the 1998 Second Quarter Plan, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the 1998 Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. The results of operations for 1999 included a charge of $228 related to the 1998 Second Quarter Plan resulting from the Company not being released as early as originally estimated from certain rental obligations on abandoned equipment.

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

     Interest expense in 1999 was $12,839 higher than in 1998 due primarily to the interest on borrowings to finance acquisitions. Four interest rate swap agreements entered into by the Company resulted in $354 of additional interest expense in the year.

     Interest income in 1999 was $1,342 lower than during the 1998 period due to the sale of marketable securities to fund certain mergers and acquisitions in 1998.

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

     The Company incurred a provision for income taxes at a rate equal to 29.8% of the pretax loss for the year. A provision was incurred, as opposed to a benefit being received, due to the permanent items related to the nondeductible goodwill associated with the Devon merger and the Wace acquisition and the nondeductible portion of meals and entertainment expenses exceeding the amount of the pretax loss.

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. The results of operations in 1999 include an after tax loss from discontinued operations of $452, as compared to net income of $1,858 in 1998. In accordance with the Company's credit agreement, the net after tax proceeds from the sale of the publishing business will be used to repay outstanding borrowings.

     The Company continues to transact business with Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman of the Board") and the Chairman of the Company (the "Chairman"), which owned approximately 22.2% of the Company's outstanding common stock at December 31, 1999. The Company also transacts business with other affiliates, including the Daily News, L.P., and U.S. News & World Report, L.P., both of which are beneficially owned by the Chairman of the Board and the Chairman as well as with Snyder Communications, Inc., a provider of outsourced marketing services, of which both the Chairman of the Board and the Chairman were members of the Board of Directors and in the aggregate owned approximately 10.0% of the outstanding common stock as of December 31, 1999. Sales to related parties for the years ended December 31, 1999, 1998, and 1997, totaled $13,008, $23,658, and $16,845, respectively, representing 2.4%, 7.0%, and 9.1%, respectively, of the Company's revenues.

  Year ended December 31, 1998, compared with 1997

     Revenues in 1998 were $153,949 higher than in the comparable period in 1997. This increase resulted from $22,101 of revenues from additional business generated internally and $131,848 of revenues from acquired operations. In 1998, revenues increased by $142,556 from content management services, $6,605 from broadcast media distribution services, and $4,788 from digital services. Increased revenues from content management services were due primarily to the operations of the content management business acquired in the merger with Devon as well as other operations acquired subsequent to the 1997 period, including the content management operations of Flying Color Graphics, Inc. ("Flying Color"), and Color Control, Inc. ("Color Control"), which were acquired in January 1998 and June 1998, respectively, and from an overall increase in business at various facilities. Increased broadcast media distribution services revenues primarily resulted from a full year of revenue in 1998 from operations acquired in 1997 and internally generated growth. Increased revenues from digital services primarily resulted from increased software and equipment sales, including amounts generated from acquired operations, and increased digital photography sales.

     The gross profit percentage in 1998 was 33.5% as compared to 34.6% in 1997. Gross profit increased $49,701 in 1998 as a result of the additional revenues for the period as discussed above.

     Selling, general, and administrative expenses in 1998 were $32,693 higher than in 1997, and as a percent of revenue decreased to 21.7% in 1998 from 22.1% in 1997.

     Amortization expense for intangible assets increased by $4,933 in 1998 due primarily to the goodwill associated with acquisitions.

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

     Interest expense in 1998 was $5,273 higher than in 1997 due primarily to the interest on borrowings to finance the Devon merger and the Color Control acquisition. Three interest rate swap agreements entered into by the Company during 1998 resulted in an immaterial amount of additional interest expense in the year.

     The effective rate of the provision for income taxes of 61.2% in 1998 was higher than the statutory rate due primarily to the permanent items related to the nondeductible goodwill associated with the Devon merger and other acquisitions and the nondeductible portion of meals and entertainment expenses.

  Six months ended June 30, 2000, compared with 1999

     Revenues in the first six months of 2000 were $66,687 higher than in the comparable period in 1999. This increase was due to the revenues from Wace, which was acquired in the latter part of the 1999 period. Revenues in the 2000 period increased by $56,650 from content management services, $7,969 from digital services, and $2,068 from broadcast media distribution services. Increased revenues from content management services primarily resulted from increased revenues of $64,759 associated with the content management businesses acquired in the acquisition of Wace as well as from higher revenues at the Company's West Coast operations, principally from customers in the entertainment industry. These increases were partially offset by a decrease in revenues from the Black Dot operations acquired in the merger with Devon, and a decrease in revenues at the Company's East Coast operations, principally from customers in the publications industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

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

     Interest expense in the first six months of 2000 was $7,036 higher than in the 1999 period due primarily to the interest on borrowings to finance the Wace acquisition and higher interest rates under the amended and restated credit agreement entered into in connection with the acquisition of Wace. Four interest rate swap agreements entered into by the Company resulted in an immaterial reduction of interest expense in the 2000 period.

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

     In August 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Fourth Amendment") to relax the interest coverage ratio and net worth covenants as of June 30, 2000, and to modify all of the financial covenant requirements to be less restrictive than previously required in the 1999 Credit Agreement for the quarterly fiscal periods through June 30, 2001. In addition to modifying the various financial covenants, the Fourth Amendment increased the interest rates on all future borrowings under the 1999 Credit Agreement by 50 basis points and lowered the borrowing capacity of the Revolver to $85,000.

     In July 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Third Amendment") that lowered the net worth covenant threshold to enable the Company to proceed with its planned disposal of the publishing business. Also in July 2000, the lending institutions granted a waiver of covenant defaults to enable the Company to make the July 31, 2000, scheduled interest payment to the holders of its subordinated notes. In connection with entering into the Third Amendment and the Fourth Amendment, the Company incurred fees of $496 and $1,535, respectively. The fee incurred in connection with the Third Amendment is included in the loss on disposal of discontinued operations for the six months ended June 30, 2000. The fee incurred in connection with the Fourth Amendment will be included as a component of interest expense in future periods.

     Based upon the modified financial covenants as contained in the Fourth Amendment, the Company was able to remain in compliance with all covenants through June 30, 2000. Had the Company not entered into the aforementioned amendments to the 1999 Credit Agreement, the Company would not have been in compliance with the interest coverage ratio and net worth covenants at June 30, 2000. The Company's net worth at June 30, 2000, was adversely affected by the $95,242 estimated loss on disposal of the publishing business, including the write off of approximately $100,000 of goodwill. There can be no assurance that the Company will be able to attain compliance with the amended covenant requirements in future periods. If the Company does not attain compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

     During 1999, in addition to the borrowings under the 1999 Credit Agreement and the acquisition of Wace, the Company repaid $2,478 of notes and capital lease obligations and invested $16,833 in facility construction and new equipment. Additionally, the Company spent $9,123 on software-related projects. Such amounts were primarily generated by cash flows from operations and sale and leaseback transactions that generated proceeds of $2,249. The sale and leaseback arrangements, which are accounted for as operating leases, resulted in immaterial gains that have been deferred and are being recognized as a credit against future rental expenses.

     Cash flows from operating activities during 1999 increased by $31,389 as compared to 1998 due primarily to the receipt of income tax refunds and the timing of customer collections.

     During the first six months of 2000, the Company repaid $37,522 of its borrowings under the 1999 Credit Agreement, repaid $1,450 of notes and capital lease obligations, and made contingent payments related to acquisitions of $4,217. In addition, the Company invested $9,978 in facility construction and new equipment, and spent $1,113 on software-related projects. Such amounts were primarily generated from cash from operating activities of $15,169 and the sale of property, equipment, and a business that generated aggregate proceeds of $25,732.

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

     At December 31, 1999, the Company had a liability of approximately $3,405 for the future costs related to its restructuring charges, which the Company intends to finance from cash flows from operations. The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. The Company anticipates terminating employees on a Company-wide basis and potentially integrating certain operations during 2000.

     In March 2000, the Company announced that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. In August 2000, the Board of Directors of the Company decided that it would no longer actively pursue a sale of the Company, but would continue to pursue other strategic alternatives. There can be no assurance that any transaction will occur as a result of this effort.

     In April 2000, the Company sold the photographic laboratory business that was acquired as part of Wace for a sales price of approximately $11,500. The Company did not realize a gain or loss on the sale of this business.

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. The Company expects to consummate the sale of the publishing business by June 2001, although there can be no assurance that the sale will be consummated within that timeframe.

     The Company believes that cash flows from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, sales of certain properties and certain non-core businesses, and available borrowing capacity, subject to the Company's ability to attain compliance or obtain a waiver in the event of noncompliance, if any, with the revised financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs for the foreseeable future.

     Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company intends to determine the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations by the end of 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $312,539 and $275,643 outstanding under its credit facilities at December 31, 1999, and June 30, 2000, respectively. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at both December 31, 1999, and June 30, 2000. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,856 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at June 30, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a) Audited financial statements.

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, the Company discontinued the publishing business segment of its operations in June 2000. The results prior to the discontinuation are included in income (loss) from discontinued operations in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------------------

New York, New York
September 22, 2000

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,218    $ 17,979
  Marketable securities.....................................     2,127
  Trade accounts receivable (net of allowances of $7,732 in
    1999 and $9,325 in 1998)................................   119,997      76,786
  Due from affiliates.......................................     6,615       6,561
  Inventory.................................................    26,283      23,807
  Income tax receivable.....................................     3,477      14,936
  Prepaid expenses..........................................    12,095       2,947
  Deferred income taxes.....................................    26,985      19,443
  Other current assets......................................    10,367       9,485
  Net current assets of discontinued operations.............    36,233      26,258
                                                              --------    --------
         Total current assets...............................   267,397     198,202
Property, plant, and equipment -- net.......................    95,281      68,155
Goodwill and other intangible assets (net of accumulated
  amortization of $17,991 in 1999 and $7,002 in 1998).......   437,674     309,145
Deferred income taxes.......................................                 1,309
Other assets................................................    18,270      10,350
Net non-current assets of discontinued operations...........   112,388     115,913
                                                              --------    --------
         Total assets.......................................  $931,010    $703,074
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 92,056    $ 48,891
  Current portion of long-term debt and obligations under
    capital leases..........................................    19,024       2,855
  Due to affiliates.........................................     1,909       1,513
  Other current liabilities.................................    33,477      20,442
                                                              --------    --------
         Total current liabilities..........................   146,466      73,701
Long-term debt..............................................   298,125     203,087
Subordinated notes..........................................    29,867
Obligations under capital leases............................     3,814       3,475
Deferred income taxes.......................................     2,975
Other liabilities...........................................     8,763       5,413
                                                              --------    --------
         Total liabilities..................................   490,010     285,676
                                                              --------    --------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................    33,050
                                                              --------
Stockholders' Equity:
  Preferred stock (no par value, 10,000,000 shares
    authorized; no shares outstanding)
  Common stock ($0.01 par value, shares authorized:
    150,000,000 in 1999 and 1998; shares issued and
    outstanding: 22,474,772 in 1999 and 22,379,127 in
    1998)...................................................       225         224
  Additional paid-in capital................................   386,548     385,279
  Accumulated other comprehensive income (loss).............     1,264          (4)
  Retained earnings.........................................    19,913      31,899
                                                              --------    --------
      Total stockholders' equity............................   407,950     417,398
                                                              --------    --------
         Total liabilities and stockholders' equity.........  $931,010    $703,074
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenues...................................................  $532,064    $338,942    $184,993
Cost of revenues...........................................   363,540     225,240     120,992
                                                             --------    --------    --------
Gross profit...............................................   168,524     113,702      64,001
                                                             --------    --------    --------
Selling, general, and administrative expenses..............   134,449      73,594      40,901
Amortization of intangibles................................    11,306       5,724         791
Loss (gain) on disposal of property and equipment..........     2,402        (318)        200
Restructuring charges......................................     3,572       8,550
Impairments and other charges..............................     6,302       5,659
                                                             --------    --------    --------
          Total operating expenses.........................   158,031      93,209      41,892
                                                             --------    --------    --------
Operating income...........................................    10,493      20,493      22,109
Interest expense...........................................   (19,146)     (6,307)     (1,034)
Interest income............................................       475       1,817       1,724
Other income (expense) -- net..............................       908         287         (92)
                                                             --------    --------    --------
Income (loss) from continuing operations before provision
  for income taxes and minority interest...................    (7,270)     16,290      22,707
Provision for income taxes.................................     2,166       9,972       9,140
                                                             --------    --------    --------
Income (loss) from continuing operations before minority
  interest.................................................    (9,436)      6,318      13,567
Minority interest..........................................    (2,098)
                                                             --------    --------    --------
Income (loss) from continuing operations...................   (11,534)      6,318      13,567
Income (loss) from discontinued operations.................      (452)      1,858
                                                             --------    --------    --------
Net income (loss)..........................................   (11,986)      8,176      13,567
Other comprehensive income (loss)..........................     1,268          27         (31)
                                                             --------    --------    --------
Comprehensive income (loss)................................  $(10,718)   $  8,203    $ 13,536
                                                             ========    ========    ========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations.................  $  (0.51)   $   0.31    $   0.88
  Income (loss) from discontinued operations...............     (0.02)       0.09
                                                             --------    --------    --------
          Total............................................  $  (0.53)   $   0.40    $   0.88
                                                             ========    ========    ========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations.................  $  (0.51)   $   0.30    $   0.83
  Income (loss) from discontinued operations...............     (0.02)       0.09
                                                             --------    --------    --------
  Total....................................................  $  (0.53)   $   0.39    $   0.83
                                                             ========    ========    ========
Weighted average number of common shares:
  Basic....................................................    22,456      20,563      15,475
  Diluted..................................................    22,456      21,225      16,430

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Cash flows from operating activities:
Net income (loss).......................................  $ (11,534)   $   6,318    $  13,567
Adjustments to reconcile net income (loss) to net cash
  from operating activities:
  Depreciation and amortization.........................     35,352       17,838        6,222
  Deferred taxes........................................     (4,254)      (3,835)      (1,591)
  Noncash restructuring charges.........................                   2,063
  Noncash impairment charges............................      6,302        4,935
  Loss (gain) on disposal of property and equipment.....      2,402         (318)         200
  Provision for bad debts and returns...................      2,732        1,869        3,990
  Other.................................................        699         (156)      (1,059)
Changes in Operating Assets and Liabilities, net of
  effects of acquisitions:
  Trade accounts receivable.............................     (4,817)     (12,788)     (13,779)
  Due from/to affiliates................................        342         (410)      (4,991)
  Inventory.............................................      2,666        1,941       (1,285)
  Income tax receivable.................................     17,584       (1,804)
  Other assets..........................................        833       (4,556)      (1,042)
  Accounts payable and accrued expenses.................    (11,628)      (8,892)       1,139
  Other liabilities.....................................      2,767          505        2,268
  Net cash provided by (used in) operating activities of
     discontinued operations............................     (3,965)       1,382
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............     35,481        4,092        3,639
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Investment in available-for-sale securities...........       (200)    (178,433)    (320,553)
  Proceeds from sale of available-for-sale securities...                 283,779      231,072
  Proceeds from maturities of held-to-maturity
     securities.........................................                                1,600
  Property, plant, and equipment expenditures...........    (16,833)     (21,449)     (13,029)
  Software expenditures.................................     (9,123)      (7,812)        (968)
  Proceeds from the sale of property and equipment......     13,910          500           12
  Other investing activities............................     (5,921)      (4,721)
  Entities purchased, net of cash acquired..............   (120,929)    (259,770)     (10,533)
  Net cash used in investing activities of discontinued
     operations.........................................     (2,692)      (1,612)
                                                          ---------    ---------    ---------
Net cash used in investing activities...................   (141,788)    (189,518)    (112,399)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock....................                              121,700
  Proceeds from exercise of stock options...............        960           24        5,641
  Borrowings (repayments) under credit
     facilities -- net..................................    111,189      201,350       (5,628)
  Proceeds from sale/leaseback transactions.............      2,249        6,685        3,469
  Repayment of notes and capital lease obligations......     (2,478)     (16,840)      (4,805)
  Repayment of Applied Printing Note....................                               (1,600)
  Net cash used in financing activities of discontinued
     operations.........................................       (303)        (398)
                                                          ---------    ---------    ---------
Net cash provided by financing activities...............    111,617      190,821      118,777
                                                          ---------    ---------    ---------
Net increase in cash and cash equivalents...............      5,310        5,395       10,017
Effect of exchange rate changes on cash and cash
  equivalents...........................................        (71)
Cash and cash equivalents at beginning of year..........     17,979       12,584        2,567
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $  23,218    $  17,979    $  12,584
                                                          =========    =========    =========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                         ACCUMULATED
                                                          ADDITIONAL        OTHER
                                                COMMON     PAID-IN-     COMPREHENSIVE    RETAINED
                                                STOCK      CAPITAL      INCOME (LOSS)    EARNINGS
                                                ------    ----------    -------------    --------
Balance at January 1, 1997....................   $143      $ 25,584                      $ 10,156
Issuance of 3,000,000 common shares in a
  public offering at $43.00 per share.........     30       121,670
Granting of 19,000 warrants to purchase common
  shares......................................                  330
Issuance of 486,700 common shares upon
  exercise of stock options...................      5         5,636
Income tax benefit associated with exercise of
  stock options...............................                6,407
Unrealized holding loss on available-for-sale
  securities..................................                             $  (31)
Net income....................................                                             13,567
                                                 ----      --------        ------        --------
Balance at December 31, 1997..................    178       159,627           (31)         23,723
                                                 ----      --------        ------        --------
Issuance of 68,103 common shares in Flying
  Color Graphics, Inc., acquisition at $48.46
  per share...................................      1         3,299
Issuance of 4,427,290 common shares in Devon
  merger at $50 per share.....................     44       221,321
Issuance of 45,351 common shares in Agile
  Enterprise, Inc., merger at $22.05 per
  share.......................................      1           999
Issuance of 2,000 common shares upon exercise
  of stock options............................                   24
Income tax benefit associated with exercise of
  stock options...............................                    9
Unrealized holding gain on available-for-sale
  securities..................................                                 31
Unrealized loss from foreign currency
  translation adjustments.....................                                 (4)
Net income....................................                                              8,176
                                                 ----      --------        ------        --------
Balance at December 31, 1998..................    224       385,279            (4)         31,899
                                                 ----      --------        ------        --------
Issuance of 15,645 common shares as additional
  consideration in connection with a 1997
  acquisition.................................                  240
Issuance of 80,000 common shares upon exercise
  of stock options............................      1           959
Income tax benefit associated with exercise of
  stock options...............................                   15
Fair value of stock options issued to
  non-employee................................                   55
Unrealized holding gain on available-for-sale
  securities..................................                              1,117
Unrealized gain from foreign currency
  translation adjustments.....................                                151
Net loss......................................                                            (11,986)
                                                 ----      --------        ------        --------
Balance at December 31, 1999..................   $225      $386,548        $1,264        $ 19,913
                                                 ====      ========        ======        ========

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

     The Company was incorporated in Delaware on December 12, 1995. Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman of the Board") and the Chairman of the Company (the "Chairman"), was issued 100 shares of common stock and became the Company's sole stockholder. Applied Printing subsequently received 9,309,000 shares of the Company's common stock upon completion of an initial public offering. At December 31, 1999, Applied Printing owned approximately 22.2% of the Company's outstanding common stock.

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

will be reflected in net income. The Company intends to determine the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations by the end of 2000.

3. ACQUISITIONS

     In May 1999, the Company, through a wholly-owned subsidiary, acquired Wace Group Limited (formerly Wace Group Plc) ("Wace"), an international operator of digital imaging businesses and a provider of digital services in the areas of prepress, color management, and interactive multimedia. The total cash consideration paid by the Company was $125,141 including transaction costs. The Company entered into an amended and restated credit agreement with its lending institutions to finance the acquisition (see Note 11 to the Consolidated Financial Statements). The Company also offered to acquire Wace's preferred securities through an exchange for subordinated notes issued by the Company (see
Note 12 to the Consolidated Financial Statements).

     In January 1999, the Company acquired the outstanding stock of a publishing company located in Australia for $1,300 in cash. In September 1999, the Company acquired the operations of a broadcast media distribution company located in California for $269 in cash.

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

     The acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of the respective acquisitions, with the amounts related to acquisitions consummated in 1999 subject to adjustment based on the completion of appraisals and other analyses. The Company does not expect such adjustments to be material. The excess of the purchase price over the fair value of assets acquired recorded in 1999 and 1998, exclusive of the publishing business (see Note 4 to the Consolidated Financial Statements), was approximately $142,679 and $291,208, respectively, which is being amortized over periods ranging from 20 to

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

40 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Operations subsequent to the respective dates of acquisition.

     The following unaudited pro forma information combines the results of operations of the Company, Wace, and the other acquisitions for the years ended December 31, 1999 and 1998, exclusive of the publishing business (see Note 4 to the Consolidated Financial Statements), calculated as if the acquisitions had occurred on January 1, 1998. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1998 or of results that may occur in the future.

                                                                   UNAUDITED
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Total revenues..............................................  $601,174    $593,658
Loss before provision for income taxes and minority
  interest..................................................  $(17,733)   $ (7,935)
Net loss....................................................  $(18,582)   $(11,402)
Loss per common share:
  Basic.....................................................  $  (0.83)   $  (0.51)
  Diluted...................................................  $  (0.83)   $  (0.51)

4. DISCONTINUED OPERATIONS

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. The Company expects to consummate the sale of the publishing business by June 2001, although there can be no assurance that the sale will be consummated within that timeframe.

     The accompanying financial statements have been restated to reflect the operations of the publishing business as a discontinued operation. The results of operations of the discontinued business, presented as Discontinued Operations in the accompanying Consolidated Statements of Operations, for the years ended December 31, 1999 and 1998, were as follows:

                                                               1999       1998
                                                              -------    -------
Revenues....................................................  $90,168    $55,183
                                                              =======    =======
Income from operations before income taxes..................  $   678    $ 4,149
Provision equivalent to income taxes........................    1,130      2,291
                                                              -------    -------
Income (loss) from discontinued operations..................  $  (452)   $ 1,858
                                                              =======    =======

     The results of operations of the publishing business include an allocation of interest expense of $4,513 and $1,757 for the years ended December 31, 1999 and 1998, respectively. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its primary credit facilities, which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the Company's primary credit facilities.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The results of operations and cash flows of the discontinued operations for the years ended December 31, 1999 and 1998, include amounts for selected items as follows:

                                                               1999      1998
                                                              ------    ------
Interest expense............................................  $4,687    $1,867
Interest income.............................................  $  132    $   75
Depreciation and amortization expense.......................  $4,072    $2,213
Loss on disposal of property and equipment..................  $   17    $    7
Property, plant, and equipment expenditures.................  $2,064    $1,634
Repayments of notes and capital lease obligations...........  $  303    $  398

     The net assets of discontinued operations include $832 and $1,135 at December 31, 1999 and 1998, respectively, of long-term debt and obligations under capital leases, inclusive of the current portion.

5. RESTRUCTURING

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The results of operations for the years ended December 31, 1999 and 1998, include charges of $3,572 and $8,550, respectively, and resulted from the various restructuring plans as follows:

                                                               1999       1998
                                                              -------    ------
1998 Second Quarter Plan....................................  $   228    $5,713
1998 Fourth Quarter Plan....................................   (1,447)    2,837
1999 Third Quarter Plan.....................................      636
1999 Fourth Quarter Plan....................................    4,155
                                                              -------    ------
Total.......................................................  $ 3,572    $8,550
                                                              =======    ======

     The components of the restructuring charges incurred in 1998 were as follows:

                                                              1998 SECOND     1998 FOURTH
                                                              QUARTER PLAN    QUARTER PLAN
                                                              ------------    ------------
Facility closure costs......................................     $1,182          $  994
Employee termination costs..................................      1,108           1,067
Abandoned assets............................................      3,423             776
                                                                 ------          ------
Total.......................................................     $5,713          $2,837
                                                                 ======          ======

     The charge for employee termination costs related to approximately 100 employees for the 1998 Second Quarter Plan and approximately 350 employees for the 1998 Fourth Quarter Plan.

     The components of the restructuring charges incurred in 1999 were as follows:

                                    1998 SECOND     1998 FOURTH      1999 THIRD     1999 FOURTH
                                    QUARTER PLAN    QUARTER PLAN    QUARTER PLAN    QUARTER PLAN
                                    ------------    ------------    ------------    ------------
Facility closure costs............      $(93)         $  (514)          $468           $1,516
Employee termination costs........        (3)            (639)           152            2,081
Abandoned assets..................       324             (294)            16              558
                                        ----          -------           ----           ------
Total.............................      $228          $(1,447)          $636           $4,155
                                        ====          =======           ====           ======

     The charge for employee termination costs related to approximately 34 employees for the 1999 Third Quarter Plan and approximately 137 employees for the 1999 Fourth Quarter Plan.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The amount included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of December 31, 1999 and 1998, for the future costs of the various restructuring plans and the amounts charged against the respective restructuring liabilities in 1999 and 1998 were as follows:

                                    1998 SECOND     1998 FOURTH      1999 THIRD     1999 FOURTH
                                    QUARTER PLAN    QUARTER PLAN    QUARTER PLAN    QUARTER PLAN
                                    ------------    ------------    ------------    ------------
Restructuring charge..............    $ 5,713         $ 2,837
Facility closure costs............       (510)
Employee termination costs........       (818)
Abandoned assets..................     (2,880)
                                      -------         -------
Balance at December 31, 1998......      1,505           2,837
Restructuring charge..............                                     $ 636          $ 4,155
Facility closure costs............       (579)           (140)          (242)            (191)
Employee termination costs........       (288)           (385)           (64)          (1,685)
Abandoned assets..................       (572)           (363)
Adjustment to liability...........        228          (1,447)
                                      -------         -------          -----          -------
Balance at December 31, 1999......    $   294         $   502          $ 330          $ 2,279
                                      =======         =======          =====          =======

     The number of employees comprising the charge against the various restructuring plans' liabilities in 1999 and 1998 for employee termination costs was as follows:

                                                              1999    1998
                                                              ----    ----
1998 Second Quarter Plan....................................   25      44
1998 Fourth Quarter Plan....................................  108
1999 Third Quarter Plan.....................................   24
1999 Fourth Quarter Plan....................................  102

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

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. The Company anticipates terminating employees on a Company-wide basis and potentially integrating certain operations during 2000.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

6. IMPAIRMENTS AND OTHER CHARGES

     Impairments and other charges for the years ended December 31, 1999 and 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
Impairment of a business....................................  $  744    $2,509
Impairment of property and equipment........................   5,558
Abandonment of a business...................................             3,150
                                                              ------    ------
Total.......................................................  $6,302    $5,659
                                                              ======    ======

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

7. MARKETABLE SECURITIES

     The Company classified its investments in marketable securities at December 31, 1999, as "available for sale" and recorded them at fair market value. The Company held no marketable securities at December 31, 1998. Marketable securities at December 31, 1999, consisted of equity securities with a fair market value of $2,127 and a cost of $200.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

8. INVENTORY

     The components of inventory at December 31 were as follows:

                                                               1999       1998
                                                              -------    -------
Work-in-process.............................................  $21,718    $19,227
Raw materials...............................................    4,565      4,580
                                                              -------    -------
Total.......................................................  $26,283    $23,807
                                                              =======    =======

9. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 consisted of the following:

                                                                1999       1998
                                                              --------    -------
Land........................................................  $  7,293    $ 3,596
Machinery and equipment.....................................    62,124     37,791
Buildings and improvements..................................    51,663     48,011
Furniture and fixtures......................................     7,211      2,745
Construction in progress....................................     3,778      4,962
                                                              --------    -------
Total.......................................................   132,069     97,105
Less accumulated depreciation and amortization..............    36,788     28,950
                                                              --------    -------
Net.........................................................  $ 95,281    $68,155
                                                              ========    =======

     Interest capitalized on construction of buildings and improvements and other qualifying assets during the year ended December 31, 1998, was $227. No interest was capitalized during the years ended December 31, 1999 and 1997.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 consisted of the following:

                                                               1999       1998
                                                              -------    -------
Accounts payable............................................  $24,756    $21,024
Salaries and benefits.......................................   17,915      9,110
Accrued commissions.........................................    4,643      2,868
Accrued customer rebates....................................    3,900      2,393
Accrued interest............................................    2,660      2,465
Other operating accruals....................................   38,182     11,031
                                                              -------    -------
Total.......................................................  $92,056    $48,891
                                                              =======    =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

11. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                1999        1998
                                                              --------    --------
Variable rate lines of credit...............................  $ 62,537    $201,350
Variable rate term loans....................................   234,688
6% - 10% notes payable due 2001 through 2019................                   837
6.5% IDA bond due 2004......................................       900         900
                                                              --------    --------
Total.......................................................  $298,125    $203,087
                                                              ========    ========

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

     Principal payments on the long-term debt are due as follows:

2000......................................................  $ 17,106
2001......................................................    21,562
2002......................................................    23,438
2003......................................................    26,250
2004......................................................    27,150
Thereafter................................................   199,725
                                                            --------
Total.....................................................   315,231
Less current portion......................................    17,106
                                                            --------
Total long-term debt......................................  $298,125
                                                            ========

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

the three month LIBOR rate in effect at the beginning of each quarterly payment period. The inception dates, notional amounts, fixed rates, and maturity dates of the Swaps are as follows:

  INCEPTION     NOTIONAL   FIXED     MATURITY
    DATE         AMOUNT    RATE        DATE
-------------   --------   -----   -------------
 August 1998    $35,000    5.798%   August 2003
 August 1998    $15,000    5.798%   August 2003
 August 1998    $25,000     5.69%   August 2001
December 1999   $15,000     6.45%  December 2001

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

     In July 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Third Amendment") that lowered the net worth covenant threshold to enable the Company to proceed with its planned disposal of the publishing business. Also in July 2000, the lending institutions granted a waiver of covenant defaults to enable the Company to make the July 31, 2000, scheduled interest payment to the holders of its subordinated notes. In connection with entering into the Third Amendment and the Fourth Amendment, the Company incurred fees of $496 and $1,535, respectively. The fee incurred in connection with the Third Amendment will be included in the loss on disposal of discontinued operations. The fee incurred in connection with the Fourth Amendment will be included as a component of interest expense in future periods.

     Based upon the modified financial covenants as contained in the Fourth Amendment, the Company was able to remain in compliance with all covenants through June 30, 2000. Had the Company not entered into the aforementioned amendments to the 1999 Credit Agreement, the Company would not have been in compliance with the interest coverage ratio and net worth covenants at June 30, 2000. There can be no assurance that the Company will be able to attain compliance with the amended covenant requirements in future periods. If the Company does not attain compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

12. SUBORDINATED NOTES

     At May 21, 1999, Wace had L39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005.

     On July 5, 1999, the Company offered each holder of the Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes issued by the Company (the "Subordinated Notes"). As of December 31, 1999, L18,531, or approximately $29,867, of the Preference Shares, which accrued dividends through July 31, 1999, had been exchanged for Subordinated Notes. The Subordinated Notes, which bear interest at a fixed rate of 10% annually commencing on August 1, 1999, and mature on October 31, 2005, are subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par. The Subordinated Notes are listed on the London Stock Exchange.

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

     Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
2000.....................................................  $2,368      $17,233
2001.....................................................   1,951       13,987
2002.....................................................   1,420       11,126
2003.....................................................     587        8,162
2004.....................................................     156        6,343
Later years..............................................               22,196
                                                           ------      -------
Total minimum lease payments.............................   6,482      $79,047
                                                                       =======
Less imputed interest....................................     750
                                                           ------
Present value of minimum lease payments..................   5,732
Less current portion.....................................   1,918
                                                           ------
Long-term obligation under capital leases................  $3,814
                                                           ======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                                               1999       1998
                                                              -------    -------
Buildings...................................................             $ 4,768
Machinery and equipment.....................................  $17,480     16,552
                                                              -------    -------
Total.......................................................   17,480     21,320
Less accumulated depreciation...............................    9,476     11,696
                                                              -------    -------
Net.........................................................  $ 8,004    $ 9,624
                                                              =======    =======

     Total rental expense under operating leases amounted to $20,723, $13,760, and $10,002, for the years ended December 31, 1999, 1998, and 1997, respectively.

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

14. INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
CURRENT:
  Federal.............................................  $ 3,861    $ 9,828    $ 3,018
  State...............................................    1,975      2,023      1,187
  Foreign.............................................      903
                                                        -------    -------    -------
Total current.........................................    6,739     11,851      4,205
                                                        -------    -------    -------
DEFERRED:
  Federal.............................................   (3,124)    (2,144)      (430)
  State...............................................     (955)       113     (1,161)
  Foreign.............................................     (652)
                                                        -------    -------    -------
Total deferred........................................   (4,731)    (2,031)    (1,591)
                                                        -------    -------    -------
TAX BENEFITS NOT IMPACTING PROVISION:
  Federal.............................................      128        123      4,650
  State...............................................       30         29      1,876
                                                        -------    -------    -------
Total tax benefits not impacting provision............      158        152      6,526
                                                        -------    -------    -------
Total provision for income taxes......................  $ 2,166    $ 9,972    $ 9,140
                                                        =======    =======    =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The provision for income taxes varied from the Federal statutory income tax rate due to the following:

                                                          1999       1998      1997
                                                         -------    ------    -------
Taxes at statutory rate................................  $(2,545)   $5,701    $ 7,720
State income taxes, net of Federal tax benefit.........      682     1,407      1,256
Amortization of nondeductible goodwill.................    3,272     2,489         10
Meals and entertainment expenses.......................      475       302        148
Other -- net...........................................      282        73          6
                                                         -------    ------    -------
Provision for income taxes.............................  $ 2,166    $9,972    $ 9,140
                                                         =======    ======    =======
Federal statutory rate.................................    35.00%    35.00%     34.00%
Effective rate.........................................   (29.79)%   61.22%     40.25%

     The components of the net deferred tax asset at December 31 were as follows:

                                                               1999       1998
                                                              -------    -------
Deferred tax assets:
Accounts receivable.........................................  $ 3,172    $   947
Inventory...................................................    1,598      1,095
Property, plant, and equipment..............................    1,299
Accrued expenses............................................               1,583
Obligations under capital leases............................      235        430
Other liabilities...........................................   22,001     17,968
Other assets................................................                 349
                                                              -------    -------
Total deferred tax assets...................................   28,305     22,372
                                                              -------    -------
Deferred tax liabilities:
Prepaid expenses............................................      812        672
Accrued expenses............................................    2,040
Other assets................................................    1,443
Property, plant, and equipment..............................                 948
                                                              -------    -------
Total deferred tax liabilities..............................    4,295      1,620
                                                              -------    -------
Net deferred tax asset......................................  $24,010    $20,752
                                                              =======    =======

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

     In May 1998, the Company's stockholders approved the 1998 Incentive Compensation Plan, as amended and restated (the "1998 Plan"). As of the adoption of the 1998 Plan, no further grants will be made under the 1996 Plans. The 1998 Plan allows for the granting of options to employees of the Company and its affiliates, nonemployee directors, and independent contractors to purchase common stock of the Company. Options are granted to members of the Board of Directors who are not employees of the Company or any of its affiliates under the 1998 Plan in the same manner as under the provisions of the 1996 Directors' Plan. Options granted under the 1998 Plan have a term of ten years unless a shorter term is established at date of grant. Options originally granted under the 1998 Plan vest over a five year period and, unless an alternative vesting schedule is established in individual award agreements, vest 20% on the first anniversary of the grant date, 5% on each of the second through fourth anniversaries of the grant date, and 65% on the fifth anniversary of the grant date. In May 2000, the 1998 Plan was amended to change the standard vesting schedule on future grants to be ratable over a five-year period unless an alternative vesting schedule is established in individual award agreements. A maximum of 7,000,000 shares of the Company's common stock is available for issuance upon exercise of options under the 1998 Plan, inclusive of the remaining shares available for grant under the 1996 Plans. At December 31, 1999, there were 4,307,500 shares reserved for the issuance of stock options under the 1998 Plan.

     Information relating to activity in the Company's stock option plans is summarized in the following table. Unless otherwise indicated, options have been issued with exercise prices equal to market price.

                                                                          WEIGHTED        WEIGHTED
                                                         NUMBER OF        AVERAGE         AVERAGE
                                                           SHARES      EXERCISE PRICE    FAIR VALUE
                                                         ----------    --------------    ----------
Options outstanding at January 1, 1997.................   2,491,000        $12.07
Options granted........................................     255,500        $45.15          $26.84
Options exercised......................................    (486,700)       $12.03
Options forfeited......................................     (50,600)       $12.79
                                                         ----------
Options outstanding at December 31, 1997...............   2,209,200        $15.89
Options granted........................................     450,000        $47.86          $27.61
Options granted with exercise price greater than
  market...............................................   4,013,000        $30.70          $14.58
Options exercised......................................      (2,000)       $12.00
Options forfeited......................................    (197,500)       $26.64
Options cancelled......................................  (2,250,500)       $43.21
                                                         ----------
Options outstanding at December 31, 1998...............   4,222,200        $18.31
Options granted........................................     160,000        $12.19          $ 9.22
Options granted with exercise price greater than
  market...............................................     340,000        $14.58          $ 7.15
Options exercised......................................     (80,000)       $12.00
Options forfeited......................................    (247,600)       $18.30
                                                         ----------
Options outstanding at December 31, 1999...............   4,394,600        $17.91
                                                         ==========
Options exercisable at December 31, 1997...............      72,500        $18.29
                                                         ==========
Options exercisable at December 31, 1998...............     615,700        $13.55
                                                         ==========
Options exercisable at December 31, 1999...............   1,442,600        $16.60
                                                         ==========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Information relating to options outstanding at December 31, 1999, is summarized as follows:

                                 OUTSTANDING                         EXERCISABLE
                 -------------------------------------------   ------------------------
   RANGE OF                  WEIGHTED AVG.    WEIGHTED AVG.              WEIGHTED AVG.
EXERCISE PRICES   OPTIONS    EXERCISE PRICE   REMAINING LIFE   OPTIONS   EXERCISE PRICE
---------------  ---------   --------------   --------------   -------   --------------
$7.06 - $16.63   2,145,100       $12.06            6.82        915,300       $11.96
$22.50           2,162,500       $22.50            8.75        477,500       $22.50
$39.25 - $52.75     87,000       $48.15            6.87         49,800       $45.47

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

     The Company accounts for the issuance of stock options to nonemployees, other than directors, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the cost of a transaction to be measured at the date of grant based on the fair value of the options granted. SFAS No. 123 also provides for an alternative measurement of compensation cost based on the fair value of the options granted to employees and directors. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. During 1999, the Company granted 25,000 options to a former employee in connection with the abandonment of the DI business. The fair value of this option grant of approximately $55 was charged against the liability related to the abandonment of the DI business. The following weighted average assumptions were used in calculating the fair value of options granted:

                                                       1999         1998         1997
                                                     ---------    ---------    ---------
Risk-free interest rate............................    5.27%        5.34%        6.20%
Expected life......................................  7.0 years    6.9 years    6.0 years
Expected volatility................................   0.7912       0.6159       0.5606
Expected dividend yield............................     0%           0%           0%

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

                                                          1999       1998      1997
                                                        --------    ------    -------
Net income (loss).....................................  $(16,128)   $6,137    $11,203
Basic earnings (loss) per share.......................  $  (0.72)   $ 0.30    $  0.72
Diluted earnings (loss) per share.....................  $  (0.72)   $ 0.30    $  0.70

16. EARNINGS PER SHARE

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

share for the years ended December 31, 1999, 1998, and 1997, including pro forma computations, are summarized as follows:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Basic:
  Weighted average issued shares outstanding...  22,434,000    20,554,000    15,475,000
  Contingently issuable common shares not
     issued....................................      22,000         9,000
                                                 ----------    ----------    ----------
Weighted average shares outstanding -- Basic...  22,456,000    20,563,000    15,475,000
Effect of Dilutive Securities:
  Stock options and warrants...................                   658,000       946,000
  Contingently issuable common shares..........                     4,000         9,000
                                                 ----------    ----------    ----------
Weighted average shares
  outstanding -- Diluted.......................  22,456,000    21,225,000    16,430,000
                                                 ==========    ==========    ==========

17. RELATED PARTY TRANSACTIONS

     In addition to the business it transacts with Applied Printing, the Company also does business and shares services with entities beneficially owned by the Chairman of the Board and the Chairman, including the Daily News, L.P. (the "Daily News") and U.S. News & World Report, L.P. ("U.S. News"). The Company also does business with Snyder Communications, Inc. and its subsidiaries, a provider of outsourced marketing services, of which both the Chairman of the Board and the Chairman were members of the Board of Directors and in the aggregate owned approximately 10.0% of the outstanding common stock at December 31, 1999. Also, during the year ended December 31, 1998, the Company utilized the services of Boston Properties, Inc. ("Boston Properties"), a real estate development company of which the Chairman of the Board is the Chairman of the Board of Directors and owns approximately 12.3% of the outstanding common stock, primarily for construction related to office space occupied by the Company in New York City.

     Due to/from affiliates -- Affiliates owed the Company $6,615 and $6,561 at December 31, 1999 and 1998, respectively, representing trade receivables. The Company owed affiliates $1,909 and $1,513 at December 31, 1999 and 1998, respectively.

     Affiliate sales and purchases -- The Company has entered into agreements with U.S. News, the Daily News, and Applied Printing pursuant to which it provides content management and digital services. The agreement with U.S. News expires on December 31, 2000, and is renewable annually thereafter by mutual agreement of the parties. The agreements with the Daily News are renewable annually by mutual agreement of the parties. The agreement with Applied Printing commenced in January 1999 and extends for a period of five years. The Company paid $500 to secure the Applied Printing agreement, which is being amortized over the life of the agreement. In addition, the Company occasionally provides services to and purchases services from related parties. Sales to and purchases from related parties for the years ended December 31, 1999, 1998, and 1997, were as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
Affiliate sales.......................................  $13,008    $23,658    $16,845
Affiliate purchases...................................  $ 2,962    $ 7,921    $ 4,683

     Sales to affiliates represented 2.4%, 7.0%, and 9.1%, of the Company's revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

     Shared costs -- The Company receives certain legal and computer services from the Daily News and U.S. News. For such services, the Company incurred charges of $1,244, $508, and $308 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company also received certain merger and acquisition

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

     Leases -- The Company leases office space in Washington, D.C., from U.S. News. The charges incurred for the lease were $205, $306, and $301, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company leased office space in New York City from Applied Printing for a portion of 1998 and the year ended December 31, 1997, for which it incurred charges of $106 and $385, respectively. The Company leased a facility in New Jersey from the Daily News and incurred charges of $72 for the year ended December 31, 1997. The Company leased a facility in New York City from the Daily News for the year ended December 31, 1999, and a portion of 1998, for which the Company incurred charges of $156 and $174, respectively. The Company also incurred charges with U.S. News of $184 for the year ended December 31, 1999, for leasing additional space used by the Company at its corporate headquarters in New York City.

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

     The Company has various defined contribution plans covering employees at certain acquired operations who meet eligibility requirements. Amounts contributed to these defined contribution plans are at the Company's discretion. Contributions charged to operations for such plans for the years ended December 31, 1999 and 1998, were $1,983 and $806, respectively. The Company also contributes to various multi-employer benefit plans that cover employees pursuant to collective bargaining agreements. The total contributions to multi-employer plans charged to operations for the years ended December 31, 1999, 1998, and 1997, were $558, $461, and $203, respectively.

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

20. CONCENTRATION OF CREDIT RISK

     Other than interest rate swap agreements (see Note 11 to the Consolidated Financial Statements), financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company provides credit to customers on an uncollateralized basis after evaluating customer credit worthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and retailing businesses. The Company's five largest nonaffiliated customers, excluding related parties, comprise 30%, 32%, and 33% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, amounts due from these customers represent 23% and 17% of trade accounts receivable as of December 31, 1999 and 1998, respectively. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

21. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes were as follows:

                                                     1999         1998         1997
                                                   ---------    ---------    --------
Interest paid (net of amounts capitalized).......  $  22,092    $   5,097    $  1,138
Income taxes paid................................  $   2,673    $  15,214    $  4,847

     Noncash investing and financing activities were as follows:

                                                     1999         1998         1997
                                                   ---------    ---------    --------
Increase in additional paid-in capital from
  income tax benefit associated with exercise of
  stock options..................................  $      15    $       9    $  6,407
Reduction of goodwill from amortization of excess
  tax deductible goodwill........................  $     143    $     143    $    119
Acquisition of property, plant, and equipment in
  exchange for obligations under capital
  leases.........................................               $   3,373    $  1,235
Additions to intangible assets for contingent
  payments.......................................  $   7,784    $   5,001    $  3,174
Non-contingent future payments related to
  acquisitions...................................               $   1,234    $    488
Common stock issued as additional consideration
  for 1997 acquisition...........................  $     240
Fair value of stock options issued to
  non-employee...................................  $      55
Common stock and warrants issued for
  acquisitions...................................               $ 225,665    $    330
Exchange of Preference Shares for Subordinated
  Notes..........................................  $  29,867

Acquisitions:
Fair value of assets acquired....................  $ 254,561    $ 572,986    $ 22,204
Cash paid........................................   (125,419)    (272,752)    (11,024)
Fair value of common stock and warrants issued...                (225,665)       (330)
                                                   ---------    ---------    --------
Liabilities assumed..............................  $ 129,142    $  74,569    $ 10,850
                                                   =========    =========    ========

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                   1999                      1998
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
ASSETS:
Cash and cash equivalents...............  $ 23,218     $ 23,218     $ 17,979     $ 17,979
Marketable securities...................  $  2,127     $  2,127
Other assets............................  $  5,165     $  5,165     $  7,444     $  7,444
LIABILITIES:
Long-term debt..........................  $315,231     $314,246     $204,394     $204,355
Subordinated notes......................  $ 29,867     $ 31,184
Minority interest.......................  $ 33,050     $ 31,193
Obligations under capital leases........  $  5,732     $  5,449     $  5,023     $  5,007
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Unrealized gain (loss) on interest rate
  swap agreements.......................               $  2,058                  $ (1,711)
Unrealized gain on warrants to purchase
  marketable securities.................               $     68

     The following methods and assumptions were used to estimate the fair value of financial instruments presented above:

     Cash and cash equivalents -- the carrying amount is a reasonable approximation of fair value.

     Marketable securities -- the fair value of marketable securities is based on quoted market prices.

     Other assets -- the carrying amount of non-trade accounts receivable is a reasonable approximation of fair value.

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

     Subordinated notes -- the fair value of subordinated notes is estimated by discounting the future stream of payments using the rate at which the Company can currently obtain funds under its credit facilities.

     Minority interest -- the fair value of redeemable preference shares is estimated by discounting the future stream of payments using the rate at which the Company can currently obtain funds under its credit facilities.

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

     Warrants to purchase marketable securities -- the fair value of warrants to purchase marketable securities is estimated using the Black-Scholes option-pricing model.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

23. SEGMENT INFORMATION

     The Company has determined that its only reportable segment is content management services. The content management services segment provides creative and editorial design services and prepress services, which combine text with pictures and graphics into page layout format for reproduction. The Company provides content management services to magazine publishers, advertising agencies, entertainment companies, automobile and other consumer products manufacturers, and retailers.

     The Company identifies its reportable segments based on the services provided by its various operations. The content management services segment is an aggregation of such services the Company offers at its own facilities and the similar services provided at customer locations under facilities management contracts. The Company's other operating segments are broadcast media distribution services and digital services, neither of which are reportable segments because they do not meet the quantitative thresholds, and are reported as "Other operating segments" in the following disclosure.

     The Company previously reported its publishing business as a reportable segment. This segment, which sells greeting cards, calendars, art prints, and other wall decor products to mass-market merchants, card shops, bookstores, art galleries, designers, and framers, is reported as a discontinued operation (see
Note 4 to the Consolidated Financial Statements).

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

     Segment information relating to results of continuing operations was as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
Revenue:
Content Management Services........................  $489,462    $303,243    $158,694
Other operating segments...........................    42,602      35,699      26,299
                                                     --------    --------    --------
Total..............................................  $532,064    $338,942    $184,993
                                                     ========    ========    ========
Operating Income:
Content Management Services........................  $ 53,968    $ 51,475    $ 22,348
Other operating segments...........................     3,655       2,147       6,132
                                                     --------    --------    --------
Total..............................................    57,623      53,622      28,480
Other business activities..........................   (24,055)    (13,971)     (5,950)
Amortization of intangibles........................   (11,306)     (5,724)       (791)
Gain (loss) on disposal of fixed assets............    (2,402)        318        (200)
Interest expense...................................   (18,639)     (5,850)       (464)
Interest income....................................       475       1,817       1,724
Other income (expense).............................       908         287         (92)
Restructuring charges..............................    (3,572)     (8,550)
Impairments and other charges......................    (6,302)     (5,659)
                                                     --------    --------    --------
Consolidated income (loss) from continuing
  operations before provision for income taxes and
  minority interest................................  $ (7,270)   $ 16,290    $ 22,707
                                                     ========    ========    ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                       1999        1998        1997
                                                     --------    --------    --------
Interest expense on equipment financing:
Content Management Services........................  $    486    $    378    $    488
Other operating segments...........................        17          21           7
Other business activities..........................         3          58          75
                                                     --------    --------    --------
Total..............................................  $    506    $    457    $    570
                                                     ========    ========    ========
Depreciation expense:
Content Management Services........................  $ 20,782    $ 10,735    $  4,481
Other operating segments...........................     1,977       1,013         546
Other business activities..........................     1,287       1,523       1,028
                                                     --------    --------    --------
Total..............................................  $ 24,046    $ 13,271    $  6,055
                                                     ========    ========    ========

     Segment information related to the Company's assets was as follows:

                                                                1999        1998
                                                              --------    --------
Total Assets:
Content Management Services.................................  $711,830    $470,484
Other operating segments....................................    35,423      33,601
Other business activities...................................    35,136      56,818
Discontinued operations.....................................   148,621     142,171
                                                              --------    --------
Total.......................................................  $931,010    $703,074
                                                              ========    ========
Expenditures on long-lived assets:
Content Management Services.................................  $ 15,414    $ 17,718
Other operating segments....................................     1,622       2,477
Other business activities...................................     8,920       9,066
                                                              --------    --------
Total.......................................................  $ 25,956    $ 29,261
                                                              ========    ========

     Prior to 1999, all of the Company's revenues from continuing operations were generated, and all of its property, plant, and equipment for continuing operations was located, in the United States. The Company's publishing business generated revenues in foreign countries of $17,088 and $6,475, and had long-lived assets of $675 and $456, as of and for the years ended December 31, 1999 and 1998, respectively. Segment information for continuing operations relating to geographic regions for 1999 was as follows:

                                                                1999
                                                              --------
Revenues:
United States...............................................  $495,793
United Kingdom..............................................    32,746
Other foreign countries.....................................     3,525
                                                              --------
Total.......................................................  $532,064
                                                              ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                                1999
                                                              --------
Long-lived assets:
United States...............................................  $ 88,033
United Kingdom..............................................    19,182
Other foreign countries.....................................       967
                                                              --------
Total.......................................................  $108,182
                                                              ========

24. COMPREHENSIVE INCOME

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

                                                                            FOREIGN       ACCUMULATED
                                                                           CURRENCY          OTHER
                                           HOLDING GAINS (LOSSES) ON      TRANSLATION    COMPREHENSIVE
                                         AVAILABLE-FOR-SALE SECURITIES    ADJUSTMENTS       INCOME
                                         -----------------------------    -----------    -------------
                                         PRETAX     TAX      AFTER TAX     AFTER TAX       AFTER TAX
                                         AMOUNT    EFFECT     AMOUNT        AMOUNT          AMOUNT
                                         ------    ------    ---------    -----------    -------------
Balance at January 1, 1997.............  $   --    $  --      $   --         $ --           $   --
Unrealized gain........................      53      (22)         31                            31
                                         ------    -----      ------         ----           ------
Balance at December 31, 1997...........      53      (22)         31           --               31
Unrealized loss........................                                        (4)              (4)
Reclassification adjustment for gains
  realized in net income...............     (53)      22         (31)                          (31)
                                         ------    -----      ------         ----           ------
Balance at December 31, 1998...........      --       --          --           (4)              (4)
Unrealized gain........................   1,926     (809)      1,117          151            1,268
                                         ------    -----      ------         ----           ------
Balance at December 31, 1999...........  $1,926    $(809)     $1,117         $147           $1,264
                                         ======    =====      ======         ====           ======

25. SUBSEQUENT EVENTS

     In March 2000, the Company announced that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. In August 2000, the Board of Directors of the Company decided that it would no longer actively pursue a sale of the Company, but would continue to pursue other strategic alternatives. There can be no assurance that any transaction will occur as a result of this effort.

     In April 2000, the Company sold the photographic laboratory business that was acquired as part of Wace for a sales price of approximately $11,500. The Company did not realize a gain or loss on the sale of this business.

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon (see Note 4 to the Consolidated Financial Statements). The Company expects to consummate the sale of the publishing business by June 2001, although there can be no assurance that the sale will be consummated within that timeframe.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

26. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              1999 QUARTER ENDED,
                                          -----------------------------------------------------------
                                          MARCH 31     JUNE 30      SEPTEMBER 30(1)    DECEMBER 31(2)
                                          --------     -------      ---------------    --------------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues................................  $93,945      $130,710        $151,144           $156,265
Gross profit............................  $29,094      $ 41,172        $ 51,548           $ 46,710
Income (loss) from continuing operations
  before provision for income taxes and
  minority interest.....................  $ 2,160      $  4,826        $  1,533           $(15,789)

Income (loss) from continuing
  operations............................  $  (565)     $  2,058        $    819           $(13,846)
Income (loss) from discontinued
  operations............................      940          (121)         (1,640)               369
                                          -------      --------        --------           --------
Net income (loss).......................  $   375      $  1,937        $   (821)          $(13,477)
                                          =======      ========        ========           ========
Earnings (loss) per common share from
  continuing operations:
  Basic.................................  $ (0.02)     $   0.09        $   0.03           $  (0.61)
  Diluted...............................  $ (0.02)     $   0.09        $   0.03           $  (0.61)
                                                              1998 QUARTER ENDED,
                                          -----------------------------------------------------------
                                          MARCH 31    JUNE 30(3)     SEPTEMBER 30      DECEMBER 31(4)
                                          --------    ----------     ------------      --------------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues................................  $59,655      $ 71,795        $ 96,925           $110,567
Gross profit............................  $20,615      $ 25,268        $ 30,290           $ 37,529
Income (loss) from continuing operations
  before provision for income taxes.....  $ 9,446      $  4,364        $  4,045           $ (1,565)

Income (loss) from continuing
  operations............................  $ 5,573      $  2,581        $  2,100           $ (3,936)
Income (loss) from discontinued
  operations............................                    618           1,531               (291)
                                          -------      --------        --------           --------
Net income (loss).......................  $ 5,573      $  3,199        $  3,631           $ (4,227)
                                          =======      ========        ========           ========
Earnings (loss) per common share from
  continuing operations:
  Basic.................................  $  0.31      $   0.13        $   0.09           $  (0.18)
  Diluted...............................  $  0.30      $   0.13        $   0.09           $  (0.18)

---------------
(1) Includes a $827 restructuring charge and a $1,038 impairment charge related to property and equipment in connection with the Company's plan to restructure its operations to achieve operating efficiencies associated with the growth of its content management operations, primarily resulting from the acquisition of Wace.

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

     (b) Unaudited financial statements.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,611      $ 23,218
  Marketable securities.....................................       289         2,127
  Trade accounts receivable (net of allowances of $7,879 in
    2000 and $7,732 in 1999)................................   107,551       119,997
  Due from affiliates.......................................     6,654         6,615
  Inventory.................................................    28,244        26,283
  Prepaid expenses..........................................     8,882        12,095
  Deferred income taxes.....................................    27,757        26,985
  Other current assets......................................    10,277        13,844
  Net current assets of discontinued operations.............    44,673        36,233
                                                              --------      --------
    Total current assets....................................   242,938       267,397
Property, plant, and equipment -- net.......................    71,252        95,281
Goodwill and other intangible assets (net of accumulated
  amortization of $21,861 in 2000 and $15,145 in 1999)......   427,058       437,674
Other assets................................................    23,110        18,270
Net non-current assets of discontinued operations...........                 112,388
                                                              --------      --------
         Total assets.......................................  $764,358      $931,010
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 79,929      $ 92,056
  Current portion of long-term debt and obligations under
    capital leases..........................................    17,943        19,024
  Due to affiliates.........................................     1,466         1,909
  Other current liabilities.................................    23,750        33,477
                                                              --------      --------
         Total current liabilities..........................   123,088       146,466
Long-term debt..............................................   260,589       298,125
Subordinated notes..........................................    28,119        29,867
Obligations under capital leases............................     2,773         3,814
Deferred income taxes.......................................     3,413         2,975
Other liabilities...........................................    12,900         8,763
                                                              --------      --------
         Total liabilities..................................   430,882       490,010
                                                              --------      --------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................    32,982        33,050
                                                              --------      --------
Stockholders' Equity:
  Preferred stock (no par value, 10,000,000 shares
    authorized; no shares outstanding)
  Common stock ($0.01 par value, 150,000,000 shares
    authorized; shares issued and outstanding: 22,584,282 in
    2000 and 22,474,772 in 1999)............................       226           225
  Additional paid-in capital................................   388,547       386,548
  Accumulated other comprehensive income (loss).............      (688)        1,264
  Retained earnings (deficit)...............................   (87,591)       19,913
                                                              --------      --------
      Total stockholders' equity............................   300,494       407,950
                                                              --------      --------
         Total liabilities and stockholders' equity.........  $764,358      $931,010
                                                              ========      ========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Revenues....................................................  $ 291,342    $224,655
Cost of revenues............................................    193,894     154,389
                                                              ---------    --------
Gross profit................................................     97,448      70,266
                                                              ---------    --------
Selling, general, and administrative expenses...............     81,741      52,391
Amortization of intangibles.................................      6,744       5,007
Gain on disposal of property and equipment..................        (47)        (34)
Restructuring charges.......................................        611
Impairment charges..........................................      1,241
                                                              ---------    --------
          Total operating expenses..........................     90,290      57,364
                                                              ---------    --------
Operating income............................................      7,158      12,902
Interest expense............................................    (13,194)     (6,158)
Interest income.............................................        433         128
Other income (expense) -- net...............................       (154)        114
                                                              ---------    --------
Income (loss) from continuing operations before provision
  for income taxes and minority interest....................     (5,757)      6,986
Provision (benefit) for income taxes........................      2,068       4,927
                                                              ---------    --------
Income (loss) from continuing operations before minority
  interest..................................................     (7,825)      2,059
Minority interest...........................................     (1,296)       (566)
                                                              ---------    --------
Income (loss) from continuing operations....................     (9,121)      1,493
Income (loss) from discontinued operations..................    (98,383)        819
                                                              ---------    --------
Net income (loss)...........................................   (107,504)      2,312
Other comprehensive income (loss)...........................     (1,952)        134
                                                              ---------    --------
Comprehensive income (loss).................................  $(109,456)   $  2,446
                                                              =========    ========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations..................  $   (0.40)   $   0.07
  Income (loss) from discontinued operations................      (4.35)       0.03
                                                              ---------    --------
  Total.....................................................  $   (4.75)   $   0.10
                                                              =========    ========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations..................  $   (0.40)   $   0.07
  Income (loss) from discontinued operations................      (4.35)       0.03
                                                              ---------    --------
  Total.....................................................  $   (4.75)   $   0.10
                                                              =========    ========
Weighted average number of common shares:
Basic.......................................................     22,615      22,396
Diluted.....................................................     22,615      22,397

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Cash flows from operating activities:
Net income (loss)...........................................  $(107,504)   $   2,312
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Depreciation and amortization.............................     19,578       14,704
  Deferred taxes............................................                  (1,760)
  Impairment charges........................................      1,241
  Loss (income) from discontinued operations................     98,383         (819)
  Other.....................................................        755          989
Changes in Operating Assets and Liabilities, net of effects
  of acquisitions and dispositions:
  Trade accounts receivable.................................      2,569        5,571
  Due from/to affiliates....................................       (482)        (712)
  Inventory.................................................     (3,536)      (2,640)
  Other assets..............................................      4,844        8,300
  Accounts payable and accrued expenses.....................     (8,294)     (12,628)
  Other liabilities.........................................       (962)      (3,864)
  Net cash provided by (used in) operating activities of
     discontinued operations................................      8,577          (14)
                                                              ---------    ---------
Net cash provided by operating activities...................     15,169        9,439
                                                              ---------    ---------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............     (9,978)      (6,491)
  Software expenditures.....................................     (1,113)      (4,860)
  Proceeds from sale of property and equipment..............     14,039
  Proceeds from sale of a business..........................     11,693
  Entities purchased, net of cash acquired..................                 (99,931)
  Other.....................................................     (4,217)      (5,066)
  Net cash used in investing activities of discontinued
     operations.............................................       (706)      (1,784)
                                                              ---------    ---------
Net cash provided by (used in) investing activities.........      9,718     (118,132)
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options...................                     210
  Proceeds from sale/leaseback transactions.................                   1,496
  Repayments of notes and capital lease obligations.........     (1,450)        (630)
  Repayments of term loans..................................    (33,397)
  Borrowings (repayments) under revolving credit
     line -- net............................................     (4,125)      98,524
  Net cash used in financing activities of discontinued
     operations.............................................        (87)         (41)
                                                              ---------    ---------
Net cash provided by (used in) financing activities.........    (39,059)      99,559
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................    (14,172)      (9,134)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (435)
Cash and cash equivalents at beginning of period............     23,218       17,979
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $   8,611    $   8,845
                                                              =========    =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                --------------------------------------------------
                                                                         ACCUMULATED
                                                          ADDITIONAL        OTHER        RETAINED
                                                COMMON     PAID-IN      COMPREHENSIVE    EARNINGS
                                                STOCK      CAPITAL      INCOME (LOSS)    (DEFICIT)
                                                ------    ----------    -------------    ---------
Balance at January 1, 2000....................   $225      $386,548        $ 1,264       $  19,913
Issuance of 109,510 common shares as
  additional consideration in connection with
  prior period acquisitions...................      1         1,999
Unrealized holding loss on available-for-sale
  securities..................................                              (1,066)
Unrealized loss from foreign currency
  translation adjustments.....................                              (1,202)
Reclassification adjustment for losses
  realized in net income......................                                 316
Net loss......................................                                            (107,504)
                                                 ----      --------        -------       ---------
Balance at June 30, 2000......................   $226      $388,547        $  (688)      $ (87,591)
                                                 ====      ========        =======       =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained elsewhere herein. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2000 presentation.

2. DISCONTINUED OPERATIONS

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon Group, Inc. The Company expects to consummate the sale of the publishing business within the next year, although there can be no assurance that the sale will be consummated within that timeframe. For purposes of estimating the loss on disposal, the Company assumed a disposal date of December 31, 2000.

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

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Revenues....................................................  $ 36,361    $39,731
                                                              ========    =======
Income (loss) from operations before income taxes...........  $ (3,134)   $(1,229)
Provision (benefit) equivalent to income taxes..............         7     (2,048)
                                                              --------    -------
Income (loss) from operations...............................    (3,141)       819
Loss on disposal (including provision for income taxes of
  $2,157)...................................................   (95,242)
                                                              --------    -------
Income (loss) from discontinued operations..................  $(98,383)   $   819
                                                              ========    =======

     The results of operations of the publishing business include an allocation of interest expense of $2,950 and $1,492 for the six month periods ended June 30, 2000 and 1999, respectively. The estimated loss on disposal includes estimated future net income from operations for the period through December 31, 2000, the assumed disposal date, of $1,273, which includes an allocation of interest expense of $1,000. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its primary credit facilities (the "1999 Credit Agreement"), which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The results of operations and cash flows of the discontinued operations include amounts for selected items as follows:

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                               2000        1999
                                                              -------    --------
Interest expense............................................  $3,026     $ 1,586
Interest income.............................................  $   68     $    64
Depreciation and amortization expense.......................  $2,150     $ 1,812
Loss (gain) on disposal of property and equipment...........  $    8     $    (5)
Provision (benefit) equivalent to income taxes..............  $2,164     $(2,048)
Property, plant, and equipment expenditures.................  $  706     $ 1,156
Repayments of notes and capital lease obligations...........  $   87     $    41

     The net assets of discontinued operations include $745 and $832 at June 30, 2000, and December 31, 1999, respectively, of long-term debt and obligations under capital leases, inclusive of the current portion.

3. RESTRUCTURING

     In June 2000, the Company initiated and completed a plan (the "2000 Second Quarter Plan") to close the Atlanta operation acquired as part of the acquisition of Wace Group Limited ("Wace"). As part of the 2000 Second Quarter Plan, the Company terminated certain employees and transferred the work previously performed in the Atlanta facility to Wace's facility in Dallas, Texas. The results of operations for the six month period ended June 30, 2000, include a charge of $611 for the 2000 Second Quarter Plan, which consisted of $456 for facility closure costs and $155 for employee termination costs for 34 employees. In 1998 and 1999, the Company commenced four separate plans to restructure certain of its operations (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," and the "1999 Fourth Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999, for the future costs of the various restructuring plans, and the amounts charged against the respective restructuring liabilities during the six months ended June 30, 2000, were as follows:

                               1998 SECOND    1998 FOURTH     1999 THIRD    1999 FOURTH    2000 SECOND
                               QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31,
  1999.......................     $ 294          $ 502          $ 330          $2,279
Restructuring charge.........                                                                  $611
Facility closure costs.......                      (54)          (167)           (257)
Employee termination costs...                      (37)           (53)           (312)
Abandoned assets.............      (102)          (106)            (4)           (366)
                                  -----          -----          -----          ------          ----
Balance at June 30, 2000.....     $ 192          $ 305          $ 106          $1,344          $611
                                  =====          =====          =====          ======          ====

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

expects to complete the 1999 Third Quarter Plan and the 1999 Fourth Quarter Plan by September 2000 and December 2000, respectively.

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. During the six month period ended June 30, 2000, the Company terminated 134 employees and incurred employee termination costs of $1,732 that were not related to its various restructuring plans. Such costs are included in "Selling, general, and administrative expenses" in the accompanying Consolidated Statements of Operations for the six month period ended June 30, 2000.

4. IMPAIRMENT CHARGES

     In June 2000, the Company incurred a charge of $583 from the impairment of equipment abandoned in connection with the 2000 Second Quarter Plan. In May 2000, the Company commenced a plan to sell its events-based digital photography business. In connection with such action, the Company incurred a charge of $658 for the write down of long-lived assets related to this business. The net assets of this business, which are a component of the Company's digital services segment, are included in "Other current assets" in the Company's Consolidated Balance Sheet at June 30, 2000. The Company consummated the sale of this business in August 2000 for approximately $220. The revenues, gross profit, and operating loss from this business included in the Company's results of operations for the six month period ended June 30, 2000 and 1999, were as follows:

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                              2000      1999
                                                              -----    ------
Revenues....................................................  $ 462    $1,056
Gross profit................................................  $(131)   $  207
Operating loss..............................................  $(632)   $ (198)

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

6. INVENTORY

     The components of inventory were as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Work-in-process.............................................  $24,992       $21,092
Raw materials...............................................    3,252         5,191
                                                              -------       -------
Total.......................................................  $28,244       $26,283
                                                              =======       =======

7. RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the six months ended June 30, 2000 and 1999, were as follows:

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Affiliate sales.............................................  $5,493    $6,460
Affiliate purchases.........................................  $  278    $2,252
Administrative charges......................................  $  734    $  832

     Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the six months ended June 30, 2000 and 1999, were as follows:

                                                               2000       1999
                                                              -------   --------
Interest paid...............................................  $15,145   $  7,651
Income taxes paid...........................................  $ 1,341   $  1,831

     Noncash investing and financing activities for the six months ended June 30, 2000 and 1999, were as follows:

                                                               2000       1999
                                                              -------   --------
Exchange of Preference Shares for subordinated notes........  $    68
Issuance of common stock as additional consideration in
  connection with prior period acquisitions.................  $ 2,000   $    240
Reduction of goodwill from amortization of excess tax
  deductible goodwill.......................................  $    98   $     17
Fair value of stock options issued to non-employee..........            $     55

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                               2000       1999
                                                              -------   --------
Acquisitions:
Fair value of assets acquired...............................            $244,900
Cash paid...................................................            (105,777)
Non contingent future payments..............................             (17,778)
                                                                        --------
Liabilities assumed.........................................            $121,345
                                                                        ========

9. SEGMENT INFORMATION

     Segment information relating to results of continuing operations for the six months ended June 30, 2000 and 1999, was as follows:

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Revenue:
Content Management Services.................................  $262,448    $205,798
Other operating segments....................................    28,894      18,857
                                                              --------    --------
Total.......................................................  $291,342    $224,655
                                                              ========    ========
Operating Income:
Content Management Services.................................  $ 27,406    $ 25,995
Other operating segments....................................     3,582       3,053
                                                              --------    --------
Total.......................................................    30,988      29,048
Other business activities...................................   (15,531)    (11,385)
Amortization of intangibles.................................    (6,744)     (5,007)
Restructuring charges.......................................      (611)
Gain on disposal of fixed assets............................        47          34
Impairment charges..........................................    (1,241)
Interest expense............................................   (12,944)     (5,946)
Interest income.............................................       433         128
Other income (expense)......................................      (154)        114
                                                              --------    --------
Consolidated income (loss) from continuing operations before
  provision for income taxes and minority interest..........  $ (5,757)   $  6,986
                                                              ========    ========

     Segment information relating to the Company's assets as of June 30, 2000, was as follows:

Total Assets:
Content Management Services.................................  $645,942
Other operating segments....................................    36,267
Other business activities...................................    37,476
Discontinued operations.....................................    44,673
                                                              --------
Total.......................................................  $764,358
                                                              ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company intends to determine the potential impact of the adoption of SFAS No. 133 on its financial position and results of operations by the end of 2000.

11. SUBSEQUENT EVENT

     As previously disclosed, the Company announced in March 2000 that it had retained an investment banking firm to explore strategic alternatives, including a possible sale of the Company. In August 2000, the Board of Directors of the Company decided that it would no longer actively pursue a sale of the Company, but would continue to pursue other strategic alternatives. There can be no assurance that any transaction will occur as a result of this effort.

12. SELECTED QUARTERLY FINANCIAL DATA

                                                              2000 QUARTER ENDED,
                                                              --------------------
                                                              MARCH 31    JUNE 30
                                                              --------    --------
Revenue.....................................................  $144,319    $147,023
Gross profit................................................  $ 47,032    $ 50,416
Loss from continuing operations before provision for income
  taxes and minority interest...............................  $ (4,645)   $ (1,112)

Loss from continuing operations.............................  $ (7,445)   $ (1,676)
Loss from discontinued operations...........................    (1,474)    (96,909)
                                                              --------    --------
Net loss....................................................  $ (8,919)   $(98,585)
                                                              ========    ========
Loss per common share from continuing operations:
  Basic.....................................................  $  (0.33)   $  (0.07)
  Diluted...................................................  $  (0.33)   $  (0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. -- The following table lists the directors and persons nominated to be directors of the Company. The term of each director will expire at the Company's 2000 annual meeting of stockholders unless such director is nominated and elected to serve as a director for an additional one-year term at such annual meeting or until their successors are elected and qualified or their earlier resignation or removal.

                                                                     DIRECTOR
NAME                                                          AGE     SINCE
----                                                          ---    --------
Mortimer B. Zuckerman.......................................  63       1996
Fred Drasner................................................  57       1995
Derek Ashley................................................  40       1999
John W. Dreyer..............................................  62         --
John R. Harris..............................................  51       1996
Martin D. Krall.............................................  59       1996
Marne Obernauer, Jr.........................................  57       1998
David R. Parker.............................................  57       1998
Louis Salamone, Jr..........................................  53       1999
Howard Stringer.............................................  58       1996
Joseph D. Vecchiolla........................................  44         --
Linda J. Wachner............................................  54       1996
John R. Walter..............................................  53         --
John Zuccotti...............................................  63       1998

     Mortimer B. Zuckerman, Chairman of the Board of the Company, has been Chairman of the Board of Directors and a principal stockholder of Boston Properties, Inc., a national real estate development and management company, since 1970. He has been Chairman of U.S. News & World Report, L.P. ("U.S. News") and Editor-in-Chief of U.S. News & World Report since 1985, Chairman of Daily News, L.P. ("Daily News") and Co-Publisher of the New York Daily News since 1993, and served as Chairman of The Atlantic Monthly Company from 1980 to 1999. Mr. Zuckerman has served as Chairman of Fast Company Media Group, L.L.C. ("Fast Company") and President of FC Holdings, L.L.C., its majority owner, since January 1999. Mr. Zuckerman also serves as a director of Snyder Communications, Inc. ("Snyder"), Loews Cineplex Entertainment Corporation, and Chase Manhattan Bank National Advisory Board.

     Fred Drasner, Chairman and a director of the Company, served as Chief Executive Officer of the Company from 1996 until April 2000. Mr. Drasner has been co-owner of Pro Football, Inc., d/b/a The Washington Redskins, since July 1999. He has been the Chief Executive Officer of Daily News and Co-Publisher of the New York Daily News since 1993, Co-Chairman of U.S. News since 1998, Chief Executive Officer of U.S. News from 1985 to 1998, President of U.S. News from 1985 to 1997, Chairman and Chief Executive Officer of Applied Printing since 1988, and Co-Chairman from 1998 to 1999 and Vice Chairman and Chief Executive Officer from 1986 to 1998 of The Atlantic Monthly Company. Mr. Drasner has served as Co-Chairman of Fast Company since January 1999. Mr. Drasner was also senior counsel to Shaw Pittman, formerly known as Shaw Pittman Potts & Trowbridge, until his resignation in April 1996. Mr. Drasner also serves as a director of Snyder and Ventiv Health, Inc.

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

     John W. Dreyer, has been Chairman of the Board since 1978 and Chief Executive Officer since 1977 of Pitman Company, a graphic arts and image supplier. He also served as President of Pitman Company until 1998 and Chief Operating Officer until 1994. Mr. Dreyer is also a director of Presstek, Inc.

     John R. Harris has been President, Chief Executive Officer, and a director of Ztango.com, a wireless Internet software and services company, since September 1999 and Chairman of the Board of Directors since April 2000. Previously, Mr. Harris was a Corporate Vice President at Electronic Data Systems Corp. ("EDS") from 1997 through March 1999 where he was responsible for marketing and corporate strategy. From 1989 to 1997, he served as President of the Communications Industry Group at EDS where he was responsible for four business units directed toward wirelines, wireless, media, and interactive services markets. Mr. Harris also serves as a director of CapRock Communications Corp. and Ventiv Health, Inc.

     Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary, and a director of the Company, has been Executive Vice President, Chief Legal Officer, and Secretary of Daily News, Applied Printing, and U.S. News since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly Company from 1995 to 1999. Mr. Krall has served as Executive Vice President, Chief Legal Officer, and Secretary of Fast Company and FC Holdings, L.L.C., its majority owner, since January 1999. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw Pittman, where he was a member of the Management Committee from 1978 to 1994, and Vice Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall was also senior counsel to Shaw Pittman until his resignation in April 1996.

     Marne Obernauer, Jr., Vice Chairman and a director of the Company, served as Chairman of the Board of Directors of Devon Group, Inc. ("Devon"), from 1986 and Chief Executive Officer of Devon from 1980 until Devon's merger with and into a wholly-owned subsidiary of the Company in May 1998. Mr. Obernauer also serves as a director of The Advest Group, Inc.

     David R. Parker is a founder and Managing General Partner of Interprise Technology Partners, L.P., a venture capital fund focused on Internet and information technology investments established in January 1999. From 1992 through May 1998, Mr. Parker was Chairman of ProSource Distribution Services, Inc., a food service distributor, which was acquired by AmeriServe, Inc., in May 1998. In May 1998, Mr. Parker became Vice Chairman of AmeriServe, Inc., overseeing the integration of ProSource into AmeriServe. He served in this capacity until he resigned his officer position in August 1998 and his position on AmeriServe's Board of Directors in November 1999. Mr. Parker also serves on the Board of Directors of Tupperware Corporation and World Commerce Online, Inc.

     Louis Salamone, Jr., has been Senior Vice President and Chief Financial Officer of Enrev Corporation since June 2000. From 1996 through 2000, Mr. Salamone was Senior Vice President and Chief Financial Officer of the Company. He previously served as Vice President and Chief Financial Officer of Nextel Communications, Inc., a provider of wireless communications services, from September 1994 through May 1996. He was a partner in Deloitte & Touche LLP, an international accounting and consulting firm, from June 1980 through September 1994.

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

     Joseph D. Vecchiolla, Senior Vice President and Chief Financial Officer, joined the Company in May 2000. From February 1999 through April 2000 he served as Vice President of Marketing and Vice President of Finance at Favorite Brands International, which was acquired by Nabisco in November 1999. Favorite Brands

International filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 1999. From May 1997 until February 1999 he served as President of Old Greenwich Capital Corporation. From June 1993 through December 1997 he served in various capacities at Bird Corporation, beginning as Senior Vice President and Chief Financial Officer (June 1993 through September 1993), then President, Chief Operating Officer, and Chief Financial Officer (September 1993 through January 1994), then President and Chief Executive Officer (January 1994 through April 1995), and finally Chairman of the Board of Directors (May 1995 through December 1997). Concurrent to his tenure at Bird Corporation, from May 1995 through December 1997, Mr. Vecchiolla served as Senior Vice President of Corporate Finance at S.N. Phelps & Co., Vice President and Chief Financial Officer of Wyatt Energy Corp., President of American Modular Technologies, LLP, and Vice President and Chief Financial Officer of Commonwealth Oil of Puerto Rico, LLP.

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

     John R. Walter has been Chairman of Ashlin Management Corporation, a management consulting firm, since December 1997 and Chairman of the Board of Manpower, Inc., an employment services company, since April 1999. From November 1996 through July 1997, he served as President and Chief Operating Officer of AT&T Corp. Mr. Walter was Chairman and Chief Executive Officer from 1989 to October 1996 and President from 1987 to 1991 of R.R. Donnelley & Sons Company, a print and digital information management, reproduction, and distribution company. Mr. Walter also serves on the Board of Directors of Abbott Laboratories, Celestica, Inc., Deere & Company, Jones Lang LaSalle, Inc., and Manpower, Inc.

     John Zuccotti has been Chairman of Brookfield Financial Properties, Inc. (formerly World Financial Properties) since 1996 and in 1998 was appointed Vice Chairman of Brookfield Properties Corporation. Mr. Zuccotti has served as President and Chief Executive Officer of Olympia & York Companies (USA) from January 1990 until its reorganization in November 1996, at which time Brookfield Financial Properties, Inc., was formed to carry on a portion of the principal business of Olympia & York Companies (USA). Various entities affiliated with Olympia & York Companies (USA) filed for protection under Chapter 11 of the U.
S. Bankruptcy Code, starting in 1992. Olympia & York Companies (USA) was reorganized in 1996 and all bankruptcy proceedings were completed as of 1997. Mr. Zuccotti has been a senior counsel at Weil, Gotshal & Manges LLP since 1997. Mr. Zuccotti also serves as a director of eight funds of The Dreyfus Corporation, a director of Empire Blue Cross and Blue Shield, and a trustee of Columbia University.

     (b) Executive Officers. -- The information with respect to executive officers required by this item is included at the end of Part I of the Company's Report on Form 10-K/A for the fiscal year ended December 31, 1999, under the heading Executive Officers of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities of the Company. In addition, under Section 16(a), trusts for which a reporting person is a trustee or a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the Company's common stock and other equity securities of the Company. Such reporting persons are required by rules of the Commission to furnish the Company with copies of all Section 16(a) reports (specifically, Forms 3, 4, and 5) they file. Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the last fiscal year, the Company believes that all of its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid to the Chief Executive Officer of the Company and to each of the six other most highly compensated executive officers (the "Named Executive Officers") for fiscal years 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                             ANNUAL COMPENSATION           ------------
                                     -----------------------------------    NUMBER OF
                                                            OTHER ANNUAL    SECURITIES     ALL OTHER
                                     SALARY       BONUS     COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR     ($)         ($)          ($)        OPTIONS (#)        ($)
---------------------------   ----   -------     -------    ------------   ------------   ------------
Fred Drasner................  1999   778,846          --             (1)          --             --
  Chairman and Former Chief   1998   300,000          --             (1)          --             --
  Executive Officer           1997   300,000          --             (1)          --             --
Martin D. Krall.............  1999   348,000(2)  100,000(2)          (1)          --             --
  Executive Vice President,   1998          (2)         (2)        --        100,000             --
  Chief Legal Officer, and    1997          (2)         (2)        --             --             --
  Secretary
Louis Salamone, Jr.(3)......  1999   327,772          --             (1)          --             --
  Former Senior Vice
     President                1998   259,401          --             (1)      65,000             --
  and Chief Financial
  Officer                     1997   240,000          --             (1)          --             --
Marne Obernauer, Jr. .......  1999   311,538          --             (1)          --             --
  Vice Chairman               1998   162,355(4)       --       30,817(5)          --             --
                              1997        --          --           --             --             --
Diane Romano(6).............  1999   309,462          --       33,092(7)          --             --
  President e-business and    1998   275,339          --       32,581(7)          --             --
  publications divisions      1997   250,000          --       33,381(7)          --             --
Derek Ashley................  1999   231,461(8)  400,000       52,010(9)     300,000             --
  Vice Chairman, Chief        1998        --          --           --             --             --
  Executive Officer, and      1997        --          --           --             --             --
  Chief Operating Officer
Jonathan Swindle............  1999   230,481          --       43,847(10)         --        225,000(11)
  Former Senior Vice          1998    90,000(12)      --       24,865(10)    100,000             --
  President, Administration   1997        --          --           --             --             --

---------------
 (1) The Named Executive Officer received perquisites or other personal benefits in the years shown, although the value of these benefits did not exceed in the aggregate the lesser of $50,000 or 10% of his salary and bonus in such year.

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

 (3) Mr. Salamone's employment ceased on August 3, 2000. In connection with such termination, Mr. Salamone received a severance payment equal to one year's salary.

 (4) Mr. Obernauer, Jr., commenced employment with the Company in May 1998, following the merger of Devon, of which Mr. Obernauer, Jr., was Chief Executive Officer, with and into a wholly-owned subsidiary of the Company.

 (5) The amount shown includes $25,325 as payment of professional fees for tax and accounting services provided to Mr. Obernauer, Jr., as well as an imputed amount for use of a Company-owned automobile.

 (6) Ms. Romano served as President from 1996 through March 2000.

 (7) The amount shown represents payment by the Company of apartment rent for a residence in New York City maintained partially for the Company's benefit and the reimbursement for a leased automobile and automobile insurance.

 (8) Mr. Ashley commenced employment with the Company in May 1999, following the Company's acquisition of Wace, of which Mr. Ashley was Group Chief Executive.

 (9) The amount shown includes payment by the Company of $40,810 of apartment rent for a residence in Chicago maintained partially for the Company's benefit, as well as reimbursement for a leased automobile and automobile insurance and payment of health club dues.

(10) The amount shown represents payment by the Company of apartment rent and related expenses for a residence in New York City maintained partially for the Company's benefit.

(11) The amount shown represents amounts received by Mr. Swindle as severance payments. Mr. Swindle's employment ceased on November 26, 1999.

(12) Mr. Swindle commenced employment with the Company in June 1998.

STOCK OPTION GRANTS IN FISCAL YEAR 1999

     No stock options were granted during fiscal year 1999 to Named Executive Officers, other than Derek Ashley. The following table sets forth information concerning the stock options granted during 1999.

                       OPTION GRANTS IN FISCAL YEAR 1999

                                         INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE VALUE
                       -----------------------------------------------------      AT ASSUMED ANNUAL RATE OF
                       NUMBER OF      % OF TOTAL                                  STOCK PRICE APPRECIATION
                       SECURITIES      OPTIONS                                         FOR OPTION TERM
                       UNDERLYING     GRANTED TO     EXERCISE                    ---------------------------
                        OPTIONS       EMPLOYEES       PRICE       EXPIRATION         5%              10%
NAME                    GRANTED        IN 1999        ($/SH)         DATE            ($)             ($)
----                   ----------     ----------     --------     ----------     -----------     -----------
Derek Ashley.........   300,000         64.5(1)       12.00        5/24/09        1,256,386       4,132,984

---------------
(1) Based on total grants of options to purchase 465,000 shares of the Company's common stock.

     No Named Executive Officer exercised stock options in fiscal year 1999. The following table sets forth information concerning the number and value of unexercised stock options granted to Named Executive Officers at December 31, 1999.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND
                       1999 FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                           OPTIONS AT FISCAL        OPTIONS AT FISCAL
                                                              YEAR-END (#)             YEAR-END ($)
                                                             (EXERCISABLE/            (EXERCISABLE/
NAME                                                         UNEXERCISABLE)           UNEXERCISABLE)
----                                                     ----------------------    --------------------
Fred Drasner...........................................           --/--                  --/--
Martin D. Krall........................................       65,000/115,000             --/--
Louis Salamone, Jr. ...................................       63,000/102,000             --/--
Marne Obernauer, Jr. ..................................           --/--                  --/--
Diane Romano...........................................       90,000/90,000              --/--
Derek Ashley...........................................           --/300,000             --/--
Jonathan Swindle.......................................       20,000/80,000              --/--

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

     Under the Incentive Compensation Plan, employees, nonemployee directors, certain affiliated persons, and independent contractors of the Company may be granted cash awards, options to purchase the Company's common stock, stock appreciation rights, stock awards, stock units, performance shares, and performance units. Options to purchase the Company's common stock granted under the Incentive Compensation Plan have a term of ten years and, except for those granted to nonemployee directors, vest over a five-year period pursuant to a vesting schedule determined by the committee administering the plan or, in lieu thereof, a vesting schedule specified in the plan. Under this plan, each nonemployee director is granted options to purchase 25,000 shares of the Company's common stock upon commencement of his or her service as a director that vest ratably over a two-year period. In addition, each nonemployee director then in office is automatically granted, on the anniversary date of his or her commencement of service as a director, a fully-vested, non-qualified option to purchase 5,000 shares of the Company's common stock at a per-share exercise price equal to its fair market value on such date. In April 1999, Messrs. Harris and Stringer and Ms. Wachner each received grants of options to purchase 5,000 shares of the Company's common stock at an exercise price of $7.063 per share. In May 1999, Messrs. Parker and Zuccotti each received grants of options to purchase 5,000 shares of the Company's common stock at an exercise price of $10.563 per share. In April 2000, Messrs. Harris and Stringer and Ms. Wachner each received grants of options to purchase 5,000 shares of the Company's common stock at an exercise price equal to $6.000 per share. In May 2000, Messrs. Parker and Zuccotti each received grants of options to purchase 5,000 shares of common stock at an exercise price equal to $3.063 per share.

EXECUTIVE EMPLOYMENT CONTRACTS

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

     The Company has also entered into an agreement with Ms. Romano extending the term of her employment agreement with the Company for the three-year period from April 2000 through March 2003. During such extended term, Ms. Romano will serve as President of the Company's e-business divisions and the publications divisions of its content management business. Ms. Romano's agreement contains a noncompete provision applicable during the term (and any extensions thereof) and a nonsolicitation provision applicable during the term (and any extensions thereof), and for one year after termination of her employment with the Company. The agreement provides for an annual base salary of $325,000, a bonus upon attainment of certain objectives, and options to purchase shares of the Company's common stock.

CHANGE OF CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     In March 2000, the Company announced that it had retained an investment banking firm to explore the Company's strategic alternatives to enhance value for the Company's stockholders, including the possible sale of the Company. In order to incentivize the Company's key personnel to remain with the Company or otherwise make themselves available to the Company to assist in the process, in March 2000 the Compensation Committee approved payments to four key personnel in the event of the sale of the Company and the satisfaction of certain conditions. In August 2000, the Board decided that it would no longer actively pursue a sale of the Company, but would continue to pursue other strategic alternatives. Consequently, the Compensation Committee resolved that such personnel would no longer be eligible for such payments in the event of a sale of the Company, although in certain limited circumstances, if a sale occurred prior to May 8, 2001, Mr. Salamone would be entitled to $500,000 pursuant to the terms of the Agreement and General Release, effective June 4, 2000, between the Company and Mr. Salamone.

     Mr. Ashley's agreement contains a provision that requires the Company to continue to pay Mr. Ashley's base salary and provide certain employee benefits for the shorter of the remaining term of the agreement or six months, in the event that Mr. Ashley's employment is terminated by the Company without cause.

     Ms. Romano's employment agreement contains provisions that require the Company to make a cash payment to Ms. Romano equivalent to the amount of base salary provided for in the agreement for the longer of the remaining term of the agreement or two years in the event that Ms. Romano's employment is terminated by the Company without cause or if Ms. Romano resigns for good reason, which includes termination of employment following a change in control of the Company. In addition, under either of these circumstances, Ms. Romano would also be entitled to receive a cash payment equal to the aggregate amount that the market value of the Company's common stock as of the date of the termination exceeds the exercise price of any nonvested stock options held by Ms. Romano and to the continuation of certain employee benefits. In the event that Ms. Romano is employed by the Company on March 31, 2003, and a new agreement is not entered into extending the term of the existing agreement, Ms. Romano would be entitled to receive a cash payment equal to one year's base salary and the continuation of employee benefits for one year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of September 26, 2000, information regarding the beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director and each nominee to the Board of Directors, (iii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive Compensation," and (iv) all directors and executive officers of the Company as a group. Except as indicated, each person identified in the following table has sole voting and investment power with respect to the shares shown. Percentage ownership of the Company's common stock is based on 22,584,282 shares outstanding as of September 26, 2000.

                                                               SHARES OF      PERCENTAGE OF
                                                                 COMMON        OUTSTANDING
                                                                 STOCK           SHARES
                                                              BENEFICIALLY    BENEFICIALLY
NAME OF BENEFICIAL OWNER                                         OWNED            OWNED
------------------------                                      ------------    -------------
Applied Printing Technologies, L.P.(1)(2)...................   4,985,000          22.1%
State of Wisconsin Investment Board(3)......................   3,517,000          15.6
Capital Group International, Inc.(4)........................   2,742,700          12.1
Dimensional Fund Advisors, Inc.(5)..........................   1,198,500           5.3
Mortimer B. Zuckerman(1)....................................          --            --
Fred Drasner(1).............................................          --            --
Marne Obernauer, Jr.(6).....................................     524,799           2.3
Diane Romano(7).............................................     135,000             *
Louis Salamone, Jr.(7)......................................     101,000             *
Jonathan Swindle(8).........................................          --            --

                                                               SHARES OF      PERCENTAGE OF
                                                                 COMMON        OUTSTANDING
                                                                 STOCK           SHARES
                                                              BENEFICIALLY    BENEFICIALLY
NAME OF BENEFICIAL OWNER                                         OWNED            OWNED
------------------------                                      ------------    -------------
Derek Ashley(7).............................................      60,000             *
Martin D. Krall(7)..........................................     105,000             *
John R. Harris(7)...........................................      16,250             *
David R. Parker(9)..........................................      39,000             *
Howard Stringer(10).........................................      55,000             *
Linda J. Wachner(10)........................................      65,000             *
John Zuccotti(7)............................................      35,000             *
John W. Dreyer..............................................          --            --
Joseph D. Vecchiolla........................................          --            --
John R. Walter..............................................          --            --
All directors and executive officers as a group (16
  persons)(11)..............................................   6,256,049          26.9%

---------------
  *  Represents holdings of less than 1%.

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

 (3) Shares shown are reported on a Schedule 13G dated February 10, 2000, and amended March 10, 2000, and on a Form 13F dated August 14, 2000, filed with the Commission by State of Wisconsin Investment Board. The address of this person is P.O. Box 7842, Madison, Wisconsin 53708.

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

 (5) Shares shown are reported on a Form 13F dated August 29, 2000, filed with the Commission by Dimensional Fund Advisors, Inc. The address of this person is 1299 Ocean Avenue, Santa Monica, California 90401.

 (6) Includes an aggregate of 7,200 shares held by Mr. Obernauer, Jr., as trustee, for trusts created for the benefit of his two sons, a niece, and a nephew over which Mr. Obernauer, Jr., has sole voting and investment power.

 (7) Represents shares of the Company's common stock issuable upon exercise of currently exercisable options.

 (8) Left the employment of the Company in November 1999.

 (9) Includes 35,000 shares of the Company's common stock issuable upon exercise of currently exercisable options.

(10) Includes 45,000 shares of the Company's common stock issuable upon exercise of currently exercisable options.

(11) Does not include Mr. Swindle. Includes 712,250 shares of the Company's common stock issuable upon exercise of currently exercisable options.

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

CONTENT MANAGEMENT AND DIGITAL IMAGING SERVICES FOR AFFILIATES

     The Company provides content management services to U.S. News under an agreement that expires December 31, 2000, and is renewable annually thereafter by mutual agreement of the parties. In addition, the Company provides content management services to a New York Daily News periodical, digital archiving services to the New York Daily News, and certain advertising make-up and related graphic services for Daily News' publications, all under agreements which are renewable annually by mutual agreement of the parties. The Company also provides content management services to Applied Printing under an agreement that expires December 31, 2004. In order to secure this agreement, the Company paid $500,000 to Applied Printing in 1999. The Company also performs additional services for U.S. News, Daily News, and Applied Printing on a per-project basis.

     The Company's 1999 revenues included approximately $5,513,000, $3,525,000, and $3,970,000 for services performed for each of U.S. News, Daily News, and Applied Printing, respectively. Included in the revenue figure for 1999 is $299,000 recognized under an agreement by Agile Enterprise, Inc., a wholly-owned subsidiary of the Company, to license certain software to U.S. News.

SHARED SERVICES AGREEMENT

     The Company entered into a shared services agreement in 1999 with U.S. News and Daily News, under which both U.S. News and Daily News provide legal, computer, and administrative services to the Company. Under this agreement, the Company pays a percentage of the costs associated with U.S. News and Daily News employees who provide such services to the Company based on the percentage of each such employee's total time that is devoted to Company-related matters, including costs for services provided by Mr. Krall. See "Report of the Compensation Committee of the Board of Directors of the Company on Executive Compensation -- Base Salary." The term of the agreement is for one year and is renewable annually. During 1999, the Company incurred charges of approximately $1,514,000 for such services.

     The Company also received certain merger and acquisition services from Daily News personnel in 1999 for which the Company was charged $280,000.

OTHER TRANSACTIONS

     The Company subleases space at the headquarters of U.S. News in Washington, D.C., from U.S. News. Such space is used primarily to perform content management services for U.S. News. The amount incurred by the Company for the sublease in fiscal year 1999 totaled approximately $205,000 and corresponds to the amounts U.S. News is required to pay for space under the prime lease.

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

     Pitman Company, of which John W. Dreyer, a nominee for director, is Chairman of the Board and Chief Executive Officer, is a distributor of film and other graphic arts materials. In 1999, the Company purchased approximately $25,000,000 of such materials from Pitman Company. The Company believes that the terms for its purchases of such materials are no less favorable to the Company than those that could be obtained from another vendor.

VENDOR AGREEMENT

     The Company is a major purchaser of film and other graphic arts materials used in its manufacturing process, much of which it purchases through Pitman Company. See "Compensation Committee Interlocks and Insider Participation and Certain Transactions -- Other Transactions." Because of the dollar amount of the products it purchases, the Company has been in a position to enter into arrangements with manufacturers of such products pursuant to which the manufacturers pay rebates and, in some instances, prepay to the Company a rebate based upon a specified dollar volume of products purchased by the Company over a given time period. The Company is entitled to retain the prepaid amount in full if it purchases the stated volume, and would be obligated to repay all or a portion of the amount depending on the difference between the stated volume and the volume actually purchased.

     In 1995, pursuant to an agreement with one of its manufacturers, the Company received prepaid rebates aggregating approximately $2.7 million, which has been and will be earned based on purchases made and to be made from 1996 through 2000. The Company expects approximately $596,000 of rebates earned in 1999 to be applied to its obligation related to prepaid rebates. The agreement was extended by the parties, effective July 1, 1998, through December 31, 2001. Minimum purchase obligations have been satisfied to date, and the Company expects, through its normal purchasing requirements, to purchase the amounts necessary to earn rebates with respect to the period through 2001 in excess of the amount to be deducted by the manufacturer.

     In connection with this agreement, the manufacturer's affiliate loaned $15 million to Mr. Zuckerman. The loan, which matured on December 31, 1998, bore interest at the lender's commercial paper rate and was repaid in full by Mr. Zuckerman in January 1999. The Company believes that the terms for its purchases of the products covered by this agreement are no less favorable to the Company than those that could be obtained from another vendor or manufacturer.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Listed below are the documents filed as a part of this report:

     1. Financial Statements and the Independent Auditors' Report:

       Independent Auditors' Report.

       Consolidated Balance Sheets as of December 31, 1999 and 1998, and June
        30, 2000.

        Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997, and
         for the six months ended June 30, 2000 and 1999.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997, and
         for the six months ended June 30, 2000 and 1999.

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and
         1997, and for the six months ended June 30, 2000.

       Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and
          1997.

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

       10.6(a) Employment Agreement, effective as of May 1, 2000, between the Company and Joseph D. Vecchiolla (Incorporated by reference to Exhibit No. 10.6(a) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, for the quarterly period ended June 30, 2000).

       10.6(b) Agreement and General Release, effective June 4, 2000, between the Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit No. 10.6(b) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, for the quarterly period ended June 30, 2000).

       10.6(c) Employment Agreement, effective as of May 24, 1999, between the Company and Derek Ashley (Incorporated by reference to Exhibit No. 10.6(c) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30,
                   1999).

       10.6(d)(i)   Employment Agreement, effective as of April 1, 1996, between the Company and Scott A. Brownstein (Incorporated by reference to Exhibit No. 10.6 forming part of Amendment No.
                    3 to the Registrant's Registration Statement on Form S-1
                    (File No. 333-00478) filed with the Securities and Exchange
                    Commission under the Securities Act of 1933, as amended).

       10.6(d)(ii)  Employment Agreement Extension dated March 23, 1998, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6(d)(ii) forming part of the Registrant's Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

       10.8(a) Amendment No. 1, dated as of May 8, 2000, to the Applied Graphics Technologies, Inc., Amended and Restated 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit No. 10.8(a) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30,
                   2000).

       10.9(a) Amended and Restated Credit Agreement, dated as of March 10, 1999, among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit 99.2 of the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on March 22, 1999).

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

       10.9(d) Amendment No. 3, dated as of July 21, 2000, to the Amended and Restated Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No. 10.9(d) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30,
                   2000).

       10.9(e) Amendment No. 4, dated as of August 11, 2000, to the Amended and Restated Credit Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No. 10.9(e) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30,
                   2000).

       21           Subsidiaries of the Registrant.

       23           Consent of Deloitte & Touche LLP

       27           Financial Data Schedule (EDGAR filing only).

(b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999, or the six months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                          (Registrant)

                                          By: /s/     DEREK ASHLEY
                                            ------------------------------------
                                                        Derek Ashley
                                               Vice Chairman, Chief Executive
                                                          Officer,
                                                 Chief Operating Officer, and
                                                          Director
                                                  (Duly authorized officer)

Date: October 10, 2000

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                               ADDITIONS
                                                        ------------------------
                                          BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE AT
                                         BEGINNING OF   COSTS AND       OTHER                         END OF
DESCRIPTION                                 PERIOD       EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)      PERIOD
-----------                              ------------   ----------   -----------   --------------   ----------
Allowances deducted in the balance
  sheet from assets to which they
  apply:
For the year ended December 31, 1999
Allowance for doubtful accounts and
  returns..............................     $9,325        $2,732       $2,324         $(6,649)        $7,732
                                            ======        ======       ======         =======         ======
For the year ended December 31, 1998
Allowance for doubtful accounts and
  returns..............................     $3,989        $  775       $7,859         $(3,298)        $9,325
                                            ======        ======       ======         =======         ======
For the year ended December 31, 1997
Allowance for doubtful accounts and
  returns..............................     $  472        $3,990       $  308         $  (781)        $3,989
                                            ======        ======       ======         =======         ======

---------------
(1) Represents allowances for doubtful accounts and returns recorded in connection with acquisitions.

(2) In 1999 represents $2,506 for amounts written off and $4,143 for adjustments to goodwill relating to acquisitions. In 1998 and 1997 represents amounts written off.