Form 10-Q
period 2000-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2000-11-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of October 31, 2000, was 22,584,282.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                     September 30,          December 31,
                                                                                         2000                   1999
                                                                                    ----------------       ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $        9,116         $       23,218
   Marketable securities                                                                    223                  2,127
   Trade accounts receivable (net of allowances of $9,095 in 2000
      and $7,732 in 1999)                                                               105,696                119,997
   Due from affiliates                                                                    5,105                  6,615
   Inventory                                                                             27,199                 26,283
   Prepaid expenses                                                                      10,156                 12,095
   Deferred income taxes                                                                 27,964                 26,985
   Other current assets                                                                   6,910                 13,844
   Net current assets of discontinued operations                                         46,267                 36,233
                                                                                    ----------------       ----------------

          Total current assets                                                          238,636                267,397
Property, plant, and equipment - net                                                     67,697                 95,281
Goodwill and other intangible assets (net of accumulated amortization
    of $25,150 in 2000 and $15,145 in 1999)                                             422,034                437,674
Other assets                                                                             22,493                 18,270
Net non-current assets of discontinued operations                                                              112,388
                                                                                    ----------------       ----------------

          Total assets                                                           $      750,860         $      931,010
                                                                                    ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $       87,257         $       92,056
   Current portion of long-term debt and obligations under capital leases                23,287                 19,024
   Due to affiliates                                                                      1,484                  1,909
   Other current liabilities                                                             21,082                 33,477
                                                                                    ----------------       ----------------

          Total current liabilities                                                     133,110                146,466
Long-term debt                                                                          238,292                298,125
Subordinated notes                                                                       27,461                 29,867
Obligations under capital leases                                                          2,189                  3,814
Deferred income taxes                                                                     3,312                  2,975
Other liabilities                                                                        11,470                  8,763
                                                                                    ----------------       ----------------

          Total liabilities                                                             415,834                490,010
                                                                                    ----------------       ----------------
Commitments and contingencies

Minority interest - Redeemable Preference Shares issued by subsidiary                    32,982                 33,050
                                                                                    ----------------       ----------------

Stockholders' Equity:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized; shares
      issued and outstanding: 22,584,282 in 2000 and 22,474,772 in 1999)                    226                    225
   Additional paid-in capital                                                           388,547                386,548
   Accumulated other comprehensive income (loss)                                           (959)                 1,264
   Retained earnings (deficit)                                                          (85,770)                19,913
                                                                                    ----------------       ----------------

           Total stockholders' equity                                                   302,044                407,950
                                                                                    ----------------       ----------------

           Total liabilities and stockholders' equity                            $      750,860         $      931,010
                                                                                    ================       ================

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                          For the Nine Months Ended               For the Three Months Ended
                                                               September 30,                               September 30,
                                                      ---------------------------------       ----------------------------------
                                                          2000                1999                2000                 1999
                                                      -------------       -------------       --------------       --------------
Revenues                                           $      431,385      $      375,799      $      140,043       $     151,144
Cost of revenues                                          285,365             253,985              91,471              99,596
                                                      -------------       -------------       --------------       --------------

Gross profit                                              146,020             121,814              48,572              51,548
                                                      -------------       -------------       --------------      ---------------

Selling, general, and administrative expenses             118,896              91,946              37,155              39,555
Amortization of intangibles                                10,005               8,352               3,261               3,345
Loss (gain) on disposal of property and
    equipment                                              (2,406)                 34              (2,359)                 68
Restructuring charges                                         487               1,865                (124)              1,865
Impairment charges                                          1,241
                                                      -------------       -------------       --------------      ---------------

Total operating expenses                                  128,223             102,197              37,933              44,833
                                                      -------------       -------------       --------------      ---------------

Operating income                                           17,797              19,617              10,639               6,715
Interest expense                                          (20,521)            (12,318)             (7,327)             (6,160)
Interest income                                               633                 297                 200                 169
Other income - net                                            369                 923                 523                 809
                                                      -------------       -------------       --------------      ---------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest                                      (1,722)              8,519               4,035               1,533
Provision (benefit) for income taxes                        3,674               4,773               1,606                (154)
                                                      -------------       -------------       --------------      ---------------

Income (loss) from continuing operations
    before minority interest                               (5,396)              3,746               2,429               1,687
Minority interest                                          (1,904)             (1,434)               (608)               (868)
                                                      -------------       -------------       --------------      ---------------

Income (loss) from continuing operations                   (7,300)              2,312               1,821                 819
Loss from discontinued operations                         (98,383)               (821)                                 (1,640)
                                                      -------------       -------------       --------------      ---------------

Net income (loss)                                        (105,683)              1,491               1,821                (821)
Other comprehensive income (loss)                          (2,223)                617                (271)                483
                                                      -------------       -------------       --------------      ---------------

Comprehensive income (loss)                        $     (107,906)     $        2,108      $        1,550      $         (338)
                                                      =============       =============       ==============      ===============

Basic earnings (loss) per common share:
Income (loss) from continuing operations           $        (0.33)     $         0.11      $          .08         $      0.03
Loss from discontinued operations                           (4.35)              (0.04)                                  (0.07)
                                                      -------------       -------------       --------------      ---------------
Total                                              $        (4.68)     $         0.07      $          .08         $     (0.04)
                                                      =============       =============       ==============      ===============

Diluted earnings (loss) per common share:
Income (loss) from continuing operations           $        (0.33)     $         0.11      $          .08         $      0.03
Loss from discontinued operations                           (4.35)              (0.04)                                  (0.07)
                                                      -------------       -------------       --------------      ---------------
Total                                              $        (4.68)     $         0.07      $          .08         $     (0.04)
                                                      =============       =============       ==============      ===============

Weighted average number of common shares:
Basic                                                      22,605              22,422              22,584              22,475
Diluted                                                    22,605              22,424              22,586              22,475

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                         --------------------------------
                                                                                             2000               1999
                                                                                         -------------      -------------
Cash flows from operating activities:
Net income (loss)                                                                     $    (105,683)      $      1,491
Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                          29,151             25,605
      Deferred taxes                                                                            191             (1,447)
      Impairment charges                                                                      1,241              1,055
      Loss from discontinued operations                                                      98,383                821
      Other                                                                                    (173)             1,330
Changes in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                               2,073             (6,689)
      Due from/to affiliates                                                                  1,085             (1,759)
      Inventory                                                                              (2,608)            (7,416)
      Other assets                                                                            3,534             16,868
      Accounts payable and accrued expenses                                                     637               (570)
      Other liabilities                                                                      (3,998)            (3,229)
      Net cash provided by (used in) operating activities of discontinued operations          7,642             (8,510)
                                                                                         -------------      -------------
Net cash provided by operating activities                                                    31,475             17,550
                                                                                         -------------      -------------

Cash flows from investing activities:
      Property, plant, and equipment expenditures                                           (12,190)           (13,833)
      Software expenditures                                                                  (1,226)            (6,214)
      Proceeds from sale of property and equipment                                            5,836              1,153
      Proceeds from sale of businesses                                                       11,799
      Entities purchased, net of cash acquired                                                                (104,804)
      Other                                                                                  (4,217)            (5,135)
      Net cash used in investing activities of discontinued operations                       (1,003)            (2,150)
                                                                                         -------------      -------------
Net cash used in investing activities                                                        (1,001)           (130,983)
                                                                                         -------------      -------------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                                                      960
      Proceeds from sale/leaseback transactions                                              12,922              2,250
      Repayments of notes and capital lease obligations                                      (2,562)            (1,380)
      Repayments of term loans                                                              (37,027)
      Borrowings (repayments) under revolving credit line - net                             (16,869)           107,589
      Net cash used in financing activities of discontinued operations                         (448)              (408)
                                                                                         -------------      -------------
Net cash provided by (used in) financing activities                                         (43,984)           109,011
                                                                                         -------------      -------------

Net decrease in cash and cash equivalents                                                   (13,510)            (4,422)
Effect of exchange rate changes on cash and cash equivalents                                   (592)               121
Cash and cash equivalents at beginning of period                                             23,218             17,979
                                                                                         -------------      -------------

Cash and cash equivalents at end of period                                            $       9,116       $     13,678
                                                                                         =============      =============

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                 (In thousands of dollars, except share amounts)

                                                     For the nine months ended September 30, 2000
                                                     --------------------------------------------

                                                                                            Accumulated
                                                                      Additional               other                 Retained
                                                                        paid-in            comprehensive             earnings
                                                Common stock            capital            income (loss)            (deficit)
                                                --------------       --------------       -----------------       ---------------
Balance at January 1, 2000                   $       225          $     386,548        $       1,264           $       19,913

Issuance of 109,510 common shares as
   additional consideration in connection
   with prior period acquisitions                      1                  1,999

Unrealized holding loss on available-for-
    sale securities                                                                           (1,104)

Unrealized loss from foreign currency
    translation adjustments                                                                   (1,654)

Reclassification adjustment for losses
    realized in net income                                                                       535

Net loss                                                                                                             (105,683)
                                                --------------       --------------       -----------------       ---------------

Balance at September 30, 2000                $       226          $     388,547        $        (959)          $      (85,770)
                                                ==============       ==============       =================       ===============

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 1999 Form 10-K/A (amendment No. 2). In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

       Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2000 presentation.

2.     DISCONTINUED OPERATIONS

       In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon Group, Inc. The Company expects to consummate the sale of the publishing business by June 30, 2001, although there can be no assurance that the sale will be consummated within that timeframe. For purposes of estimating the loss on disposal, the Company assumed a disposal date of December 31, 2000.

       The accompanying financial statements have been presented to reflect the operations of the publishing business as a discontinued operation. Provision has been made for estimated operating income through the expected disposal date and for the estimated loss on disposal, including the write off of approximately $100,000 of goodwill. The results of operations of the discontinued business for the nine and three months ended September 30, 1999, and the results of operations and the estimated loss on disposal for the six months ended June 30, 2000, the measurement date, presented as Discontinued Operations in the accompanying Consolidated Statements of Operations, were as follows:

                                                       For the nine         For the three         For the six
                                                       months ended         months ended         months ended
                                                       September 30,        September 30,          June 30,
                                                           1999                 1999                 2000
                                                     ------------------    ----------------    ------------------
Revenues                                          $       68,504          $      28,773        $      36,361
                                                     ==================    ================    ==================

Income (loss) from operations before
    income taxes                                  $        1,231          $       2,460         $     (3,134)
Provision equivalent to income taxes                       2,052                  4,100                    7
                                                     ------------------    ----------------    ------------------

Loss from operations                                        (821)                (1,640)              (3,141)
Loss on disposal (including provision for
    income taxes of $2,157)                                                                          (95,242)
                                                     ------------------    ----------------    ------------------

 Loss from discontinued operations                $         (821)          $     (1,640)        $    (98,383)
                                                     ==================    ================    ==================

       The results of operations of the publishing business include an allocation of interest expense of $2,950 for the six months ended June 30, 2000, and $3,016 for the nine months and $1,524 for the three months ended September 30, 1999. The estimated loss on disposal includes estimated future net income from operations for the period from the measurement date through December 31, 2000, the assumed disposal date, of $1,273, which includes an allocation of interest expense of $500. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its primary credit facilities (the "1999 Credit Agreement"), which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

       The results of operations of the publishing business, which were included in the estimated loss on disposal, and the cash flows of the publishing business for the three months ended September 30, 2000, include amounts for selected items as follows:

Income from operations before income tax                          $    2,513
Interest expense                                                  $      516
Interest income                                                   $       33
Depreciation and amortization expense                             $      389
Gain on disposal of property and equipment                        $        2
Property, plant, and equipment expenditures                       $      297
Repayments of notes and capital lease obligations                 $      361

       The net assets of discontinued operations include $384 at September 30, 2000, of long-term debt and obligations under capital leases, inclusive of the current portion.

3.     RESTRUCTURING

       In June 2000, the Company initiated and completed a plan (the "2000 Second Quarter Plan") to close the Atlanta operation acquired as part of the acquisition of Wace Group Limited ("Wace"). As part of the 2000 Second Quarter Plan, the Company terminated certain employees and transferred the work previously performed in the Atlanta facility to Wace's facility in Dallas, Texas. The results of operations for the nine months ended September 30, 2000, include a charge of $611 for the 2000 Second Quarter Plan, which consisted of $456 for facility closure costs and $155 for employee termination costs for 37 employees. In 1998 and 1999, the Company commenced four separate plans to restructure certain of its operations (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," and the "1999 Fourth Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of September 30, 2000, and December 31, 1999, for the future costs of the various restructuring plans, and the amounts charged against the respective restructuring liabilities during the nine months ended September 30, 2000, were as follows:

                                          1998           1998              1999            1999             2000
                                         Second         Fourth            Third           Fourth           Second
                                        Quarter         Quarter          Quarter          Quarter         Quarter
                                          Plan           Plan              Plan            Plan             Plan
                                       -----------    ------------     -------------    ------------    -------------
Balance at December 31, 1999        $        294   $        502    $         330     $      2,279

Restructuring charge                                                                                 $      611
Facility closure costs                                      (47)            (181)            (291)         (103)
Employee termination costs                                  (37)             (53)            (341)         (142)
Abandoned assets                            (139)          (106)              (8)            (448)
Adjustment to liability                                                                      (124)
                                       -----------    ------------     -------------    ------------    -------------

Balance at September 30, 2000       $        155   $        312    $          88     $      1,075    $      366
                                       ===========    ============     =============    ============    =============

       The number of employees included in the charge against the various restructuring plans' liabilities for employee termination costs for the nine months ended September 30, 2000, was 14, 5, 12, and 37 for the 1998 Fourth Quarter Plan, the 1999 Third Quarter Plan, the 1999 Fourth Quarter Plan, and the 2000 Second Quarter Plan, respectively.

       In September 2000, the Company adjusted the liability associated with the 1999 Fourth Quarter Plan. In connection with a change in the financial management of the Company and a re-evaluation of its operations, the Company decided to remain in a New York metropolitan area administrative office that was previously identified for closure.

       The Company has not experienced nor does it anticipate any material adverse effect on its results of operations from the various restructuring plans. The employees terminated and to be terminated under the restructuring plans are principally production workers, salespeople, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999, and completed the 1999 Third Quarter Plan during the third quarter of 2000. The remaining liabilities for these plans primarily represent future rental obligations for abandoned property and equipment, and for the 2000 Second Quarter Plan, also includes remaining obligations for employee termination costs. The Company expects to complete the 1999 Fourth Quarter Plan by December 2000.

       The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges. During the nine month period ended September 30, 2000, the Company terminated 138 employees, and incurred employee termination costs of $1,734 that were not related to its various restructuring plans. Such costs are included in "Selling, general, and administrative expenses" in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2000.

4.     IMPAIRMENT CHARGES

       In June 2000, the Company incurred a charge of $583 from the impairment of equipment abandoned in connection with the 2000 Second Quarter Plan. In May 2000, the Company commenced a plan to sell its events-based digital photography business. In connection with such action, the Company incurred a charge of $658 for the write down of long-lived assets related to this business. The Company consummated the sale of this business in August 2000 for approximately $220, and did not realize a gain or loss on the sale. The revenues, gross profit, and operating loss from this business included in the Company's results of operations for the nine and three months ended September 30, 2000 and 1999, were as follows:

                                                   Nine months ended                        Three months ended
                                                     September 30,                             September 30,
                                            ---------------------------------       -----------------------------------
                                                 2000              1999                 2000                1999
                                            ---------------    --------------       --------------     ----------------
Revenues                                 $       590         $      1,681         $      128          $         625
Gross profit                             $      (168)        $        395         $      (37)         $         188
Operating loss                           $      (722)        $       (236)        $      (90)         $         (38)

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

       The Company was in compliance with all covenants at September 30, 2000. There can be no assurance that the Company will be able to maintain compliance with the covenant requirements in future periods. If the Company does not maintain compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

6.     INVENTORY

       The components of inventory were as follows:

                                                                            September 30,          December 31,
                                                                                2000                   1999
                                                                           ----------------      -----------------
Work-in-process                                                         $      24,414         $       21,718
Raw materials                                                                   2,785                  4,565
                                                                           ----------------      -----------------

Total                                                                   $      27,199         $       26,283
                                                                           ================      =================

7.     RELATED PARTY TRANSACTIONS

       Sales to, purchases from, and administrative charges incurred with related parties during the nine and three months ended September 30, 2000 and 1999, were as follows:

                                     Nine months ended September 30,            Three months ended September 30,
                                       2000                  1999                 2000                   1999
                                   --------------       ---------------       -------------        -----------------
Affiliate sales                 $     7,686          $       9,504         $     2,193         $         3,044
Affiliate purchases             $       298          $       2,781         $        20         $           529
Administrative charges          $     1,080          $       1,275         $       346         $           443

       Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Payments of interest and income taxes for the nine months ended September 30, 2000 and 1999, were as follows:

                                                                         2000                    1999
                                                                    ----------------       ------------------
       Interest paid                                             $      23,102          $       14,226
       Income taxes paid                                         $       1,839          $        2,353


       Noncash investing and financing activities for the nine months ended September 30, 2000 and 1999, were as follows:

                                                                   2000                     1999
                                                              ----------------       -------------------
Exchange of Preference Shares for subordinated notes       $           68        $         30,133
Issuance of common stock as additional consideration
    in connection with prior period acquisitions           $        2,000        $            240
Reduction of goodwill from amortization of excess tax
    deductible goodwill                                    $           99        $             77
Fair value of stock options issued to non-employee                               $             55
Write-off of building against capital lease obligation
    upon lease termination                                                       $            273




Acquisitions:
Fair value of assets acquired                                                    $         243,634
Cash paid                                                                                 (110,381)
Non contingent future payments                                                             (12,611)
                                                                                     -------------------

Liabilities assumed                                                              $         120,642
                                                                                     ===================

9.     SEGMENT INFORMATION

       Segment information relating to results of continuing operations for the nine and three months ended September 30, 2000 and 1999, was as follows:

                                                Nine months ended September 30,        Three months ended September 30,
                                                    2000                1999               2000                 1999
                                              ------------------    --------------    ----------------     ---------------
Revenue:
Content Management Services                $       389,983       $      346,715    $       127,531     $       140,917
Other operating segments                            41,402               29,084             12,512              10,227
                                              ------------------    --------------    ----------------     ---------------

Total                                      $       431,385       $      375,799    $       140,043     $       151,144
                                              ==================    ==============    ================     ===============

Operating Income:
Content Management Services                $        45,488       $       44,854    $        16,883     $        17,962
Other operating segments                             6,859                2,857              2,751               1,074
                                              ------------------    --------------    ----------------     ---------------

Total                                               52,347               47,711             19,634              19,036
Other business activities                          (25,563)             (18,219)            (8,306)             (7,206)
Amortization of intangibles                        (10,005)              (8,352)            (3,261)             (3,345)
Gain (loss) on disposal of fixed assets              2,406                  (34)             2,359                 (68)
Restructuring charges                                 (487)              (1,865)               124              (1,865)
Impairment charges                                  (1,241)
Interest expense                                   (20,181)             (11,942)            (7,238)             (5,997)
Interest income                                        633                  297                200                 169
Other income                                           369                  923                523                 809
                                              ------------------    --------------    ----------------     ---------------

Consolidated income (loss) from
    continuing operations before
    provision for income taxes and
    minority interest                      $        (1,722)      $        8,519    $         4,035     $         1,533
                                              ==================    ==============    ================     ===============

       Segment information relating to the Company's assets as of September 30, 2000, was as follows:

Total Assets:
Content Management Services                                                              $634,315
Other operating segments                                                                   33,971
Other business activities                                                                  36,307
Discontinued operations                                                                    46,267
                                                                                         --------
Total                                                                                    $750,860
                                                                                         ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability to maintain compliance with the amended financial covenants under the 1999 Credit Agreement (as defined herein) or to obtain waivers from its lending institutions in the case such compliance is not maintained; the timing of completion and the success of the Company's various restructuring plans and integration efforts; the ability to consummate the sale of certain properties and noncore businesses, including its publishing business; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

       The accompanying financial statements for prior periods have been restated to reflect the Company's publishing business as a discontinued operation. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH 1999

       Revenues in the first nine months of 2000 were $55,586 higher than in the comparable period in 1999. This increase was primarily due to the revenues from Wace Group Limited ("Wace"), which was acquired in May 1999. Revenues in the 2000 period increased by $43,268 from content management services, $9,377 from digital services, and $2,941 from broadcast media distribution services. Increased revenues from content management services primarily resulted from increased revenues of $53,840 associated with the content management businesses acquired in the acquisition of Wace as well as from higher revenues at the Company's West Coast operations, principally from customers in the entertainment industry. These increases were partially offset by a decrease in revenues from the Black Dot operations acquired in the merger with Devon Group, Inc. ("Devon"), and a decrease in revenues at the Company's East Coast operations, principally from customers in the publications industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

       Gross profit increased $24,206 in the first nine months of 2000 as a result of the additional revenues for the period discussed above. The gross profit percentage in 2000 was 33.8% as compared to 32.4% in the 1999 period. This increase in the gross profit percentage resulted primarily from the acquisition of the Wace operations, which have higher gross profit margins than the Company's other content management operations, and improved margins at the Company's West Coast content management facilities, where the increase in revenue discussed above resulted in greater absorption of fixed manufacturing costs. These improvements were partially offset by lower margins at the Company's East Coast and Black Dot content management operations, where the reduction in revenue discussed above resulted in lower absorption of fixed manufacturing costs and other operating inefficiencies.

       Selling, general, and administrative expenses in the first nine months of 2000 were $26,950 higher than in the 1999 period, and as a percent of revenue increased to 27.6% in the 2000 period from 24.5% in the 1999 period. Such expenses grew at a greater rate than revenue due primarily to a higher rate of costs incurred at the acquired Wace operations than at the Company's other content management operations. Additionally, selling, general, and administrative expenses in the 2000 period include a charge of $1,734 for nonrestructuring-related employee termination costs.

       The results of operations for the nine months ended September 30, 2000, include a restructuring charge of $611 related to a plan (the "2000 Second Quarter Plan") to close the Atlanta operation acquired as part of the Wace acquisition. The charge for the 2000 Second Quarter Plan consisted of $456 for facility closure costs and $155 for employee termination costs for 37 employees. In addition, in September 2000, the Company reversed $124 of the liability associated with the 1999 Fourth Quarter Plan as a result of a change in the financial management of the Company and a re-evaluation of its operations, which resulted in management's decision to remain in a New York metropolitan area administrative office that was previously identified for closure.

       Impairment charges totaled $1,241 for the nine months ended September 30, 2000, and consisted of $583 from the impairment of equipment related to the 2000 Second Quarter Plan and $658 from the write down of long-lived assets related to the Company's events-based digital photography business.

       Amortization expense for intangible assets increased by $1,653 in the first nine months of 2000 due primarily to the goodwill associated with the Wace acquisition being amortized for the entire nine month period in 2000 as compared to four months in the 1999 period.

       Interest expense in the first nine months of 2000 was $8,203 higher than in the 1999 period due primarily to the interest on borrowings to finance the Wace acquisition and higher interest rates under the amended and restated credit agreement entered into in connection with the acquisition of Wace (the "1999 Credit Agreement"). Four interest rate swap agreements entered into by the Company resulted in an immaterial reduction of interest expense in the 2000 period.

       Notwithstanding the fact that the Company reported a pretax loss from continuing operations for the period, the Company incurred a provision for income taxes of $3,674. A provision was incurred, as opposed to a benefit being received, due to the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses exceeding the amount of the projected pretax loss for the year.

       In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. During the third quarter of 2000, the Company solicited bids and entered into negotiations with a potential buyer. Based on certain conditions to closing required by the potential buyer, the Company believed it was no longer in its best interest to pursue the proposed transaction. The Company is continuing to pursue the sale of the publishing business, although there can be no assurance that a sale will be consummated. The results of operations in the 2000 period include an after tax loss from discontinued operations of $98,383, which consisted of a loss from operations of $3,141 and an estimated loss on disposal of $95,242. In accordance with the 1999 Credit Agreement, the net after tax proceeds from the sale of the publishing business will be used to repay outstanding borrowings under the 1999 Credit Agreement.

       Revenues from business transacted with affiliates for the nine months ended September 30, 2000 and 1999, totaled $7,686 and $9,504, respectively, representing 1.8% and 2.5%, respectively, of the Company's revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH 1999

       Revenues in the third quarter of 2000 were $11,101 lower than in the comparable period in 1999. This decrease was primarily due to lower revenues from the Wace and Black Dot operations. Revenues in the 2000 period decreased by $13,386 from content management services, which was partially offset by an increase in revenues of $1,412 from digital services and $873 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from decreased revenues of $7,716 associated with the content management businesses acquired in the acquisition of Wace, which resulted from the sale in April 2000 of the photographic laboratory business acquired as part of the Wace acquisition (the "Photolab Business") and the closing of the Atlanta facility in June 2000 in connection with the 2000 Second Quarter Plan. Revenues also decreased at the Company's East Coast operations, principally from customers in the publications industry, and at the Black Dot operations. The decreases were partially offset by higher revenues at the Company's West Coast operations, principally from customers in the entertainment industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

       Gross profit decreased $2,976 in the third quarter of 2000 as a result of lower gross profit at the Black Dot operations and the sale in April 2000 of the Photolab Business. The gross profit percentage in 2000 was 34.7% as compared to 34.1% in the 1999 period. This increase in the gross profit percentage resulted primarily from the sale of the Photolab Business, which had lower gross profit margins than the Company's other content management businesses, partially offset by lower margins at the Black Dot operations, where the reduction in revenue discussed above resulted in lower absorption of fixed manufacturing costs and other operating inefficiencies.

       Selling, general, and administrative expenses in the third quarter of 2000 were $2,400 lower than in the 1999 period, but as a percent of revenue increased slightly to 26.5% in the 2000 period from 26.2% in the 1999 period.

       In September 2000, the Company reversed $124 of the liability associated with the 1999 Fourth Quarter Plan as a result of a change in financial management of the Company and a re-evaluation of its operations, which resulted in management's decision to remain in a New York metropolitan area administrative office previously identified for closure.

       The Company recorded an income tax provision of $1,606 in the third quarter of 2000. Additional provision was recognized in the quarter due to an increase in the projected taxable income for the year resulting from higher than expected earnings in the third quarter of 2000.

       Revenues from business transacted with affiliates for the three months ended September 30, 2000 and 1999, totaled $2,193 and $3,044, respectively, representing 1.6% and 2.0%, respectively, of the Company's revenues.

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

       The Company was in compliance with all covenants at September 30, 2000. There can be no assurance that the Company will be able to maintain compliance with the covenant requirements in future periods. If the Company does not maintain compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

       During the first nine months of 2000, the Company repaid $53,896 of its borrowings under its credit facilities, repaid $2,562 of notes and capital lease obligations, and made contingent payments related to acquisitions of $4,217. In addition, the Company invested $12,190 in facility construction and new equipment, and spent $1,226 on software-related projects. Such amounts were primarily generated from cash from operating activities of $31,475, the sale of property, equipment, and businesses that generated aggregate proceeds of $17,635, and a sale and leaseback transaction that generated proceeds of $12,922.

       Cash flows from operating activities of continuing operations during the first nine months of 2000 decreased by $2,227 as compared to the comparable period in 1999 due primarily to a decrease in cash from operating income and the receipt of a tax refund in the 1999 period with no comparable receipt in 2000, partially offset by the timing of collections from customers and affiliates. Cash generated by discontinued operations during the first nine months of 2000 increased by $16,152 as compared to the 1999 period.

       The Company expects to spend approximately $18,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

       As part of its effort to integrate and streamline its operations, the Company is evaluating its various businesses and pursuing strategies to maximize their value, including the sale of noncore businesses, such as the publishing business, and certain properties. The Company believes that the cash flow from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, sales of certain properties and noncore businesses, and available borrowing capacity, subject to the Company's ability to maintain compliance or obtain a waiver in the event of noncompliance, if any, with the financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs for the foreseeable future.

       The Company is subject to certain maintenance standards in order to remain listed on the Nasdaq National Market. During the third quarter of 2000, the Company was not in compliance with the standard that requires a listed company to maintain a minimum bid price of $5.00 for its common stock. The Company has included a proposal in its 2000 Proxy Statement for shareholders to approve a two-for-five reverse stock split. The intent of this proposal is to sufficiently increase the price of its common stock to attain the required bid price, although there can be no assurance that the reverse stock split will have the desired effect. Notwithstanding shareholder approval of the proposal, the Company may elect to not proceed with the reverse stock split.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

       The Company's primary exposure to market risk is interest rate risk. The Company had $258,643 outstanding under its credit facilities at September 30, 2000. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at September 30, 2000. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,686 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at September 30, 2000.

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

                     3.2(c)          Amendment to the Amended and Restated By-Laws of Applied Graphics
                                     Technologies, Inc.

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

                     10.6(b)         Agreement and General Release, effective June 4, 2000, between the
                                     Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit
                                     No. 10.6 (b) forming part of the Registrant's Report on Form 10-Q (File
                                     No. 0-28208) filed with the Securities and Exchange Commission under the
                                     Securities Act of 1934, as amended, for the quarterly period ended June
                                     30, 2000).

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

                       27            Financial Data Schedule (EDGAR filing only).


--------------------------------------------------------------------------------

       (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                             By:                /s/ Derek Ashley

Date:  November 14, 2000
                                             -----------------------------------
                                                                    Derek Ashley
                                         Vice Chairman, Chief Executive Officer,
                                                     and Chief Operating Officer
                                                       (Duly authorized officer)


                                                        /s/ Joseph D. Vecchiolla

Date:  November 14, 2000
                                             -----------------------------------
                                                            Joseph D. Vecchiolla
                               Senior Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)