Form 10-K405
period 2000-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2001-03-20
CIK 1006030

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by non-affiliates as of February 28, 2001, was $24,638,611.

     The number of shares of the registrant's Common Stock outstanding as of February 28, 2001, was 9,033,603 shares.

     The following documents are hereby incorporated by reference into this Form 10-K.

     (1) Portions of the Registrant's 2001 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
       PART I
1.     Business....................................................    1
2.     Properties..................................................    6
3.     Legal Proceedings...........................................    6
4.     Submission of Matters to a Vote of Security Holders.........    7
       Executive Officers of the Company...........................    8
       PART II
5.     Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................    9
6.     Selected Financial Data.....................................    9
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   11
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................   17
8.     Financial Statements and Supplementary Data.................   18
9.     Changes in and disagreements with Accountants on Accounting
       and Financial Disclosure....................................   49
       PART III
10.    Directors and Executive Officers of the Registrant..........   50
11.    Executive Compensation......................................   50
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   50
13.    Certain Relationships and Related Transactions..............   50
       PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   51
       Signatures..................................................   55

                                     PART I

     Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability to maintain compliance with the financial covenant requirements under the 1999 Credit Agreement (as defined herein) or to obtain waivers from the lending institutions in the case such compliance is not maintained; the impact of technological advancements on the ability of customers and competitors to provide services comparable to that provided by the Company; the amount of broadcast media distribution services business received under the agreement with Initiative Media (as defined herein); the timing of completion and the success of the Company's various restructuring plans and integration efforts; the ability to consummate the sale of certain properties and non-core businesses, including the publishing business; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

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

     Through Portal Publications, Ltd. and its subsidiaries ("Portal"), the Company also publishes greeting cards, calendars, art prints, and other wall decor items, and sells these products primarily to mass-market merchants, card shops, bookstores, art galleries, designers, and framers. In June 2000, the Company's Board of Directors approved a plan to sell Portal.

     During 2000, the Company exited the digital photography systems business, selling its events-based digital photography business in August 2000 and certain assets that were primarily dedicated to its digital portrait systems business in December 2000.

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

     The Company provides a full range of advertising production services for certain of its customers, primarily retailers. Such services include strategic marketing, creative design, and photography. The Company's strategic marketing services assist customers in reaching a broader audience with targeted messages through the use of research, surveys, and media planning. The creative design services offered by the Company provide customers with a creative concept along with the requisite art direction, copywriting, and design for their advertising and marketing materials. The Company's photographic services provide a wide range of digital and traditional photographic services that include model booking, prop acquisition, location procurement, set design, and studio photography.

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

     Through its dedicated satellite, the Company provides electronic transmission services to deliver its customers' creative content to locations around the world. The Company also provides electronic design, digital advertising composition, and transmission of display advertising to newspapers. In addition, the Company provides printing services primarily as an ancillary service to certain customers, primarily those in the entertainment industry. For these customers, the Company prints movie posters, CD covers, video covers, and promotional materials. The Company also offers specialty printing for large format requirements such as movie posters, billboards, and other outdoor signage.

     Digital Services. The Company offers a broad range of digital services and products, including archiving systems, interactive services, and publishing systems.

     Using integrated equipment and licensed software, the Company offers a method to store, manipulate, repurpose, and distribute digital images. The Company creates digital archives of photographic prints, slides, film, and other images to provide the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted, and re-edited. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are generally provided under long-term contracts and are usually priced on a per-image basis according to the Company's evaluation of the customer's images and the scope of services to be provided.

     Through its interactive business, the Company offers website and multimedia creative development, implementation, and management for various marketing and e-commerce applications. The Company also provides customers with consulting services regarding how technology can be used to improve the communication of the customers' message.

     Using packaged applications that have been modified internally, the Company's Mediator application provides customers with integrated media management solutions, emphasizing on-line brand media management. Mediator delivers an electronic media library, workflow management, and the means for customers to manage their production process.

     The Company's TeamBase(TM) software provides newspaper and magazine publishers with a professional publishing editorial system to assist in streamlining operations and organizing workflow.

     Broadcast Media Distribution Services. In its broadcast media distribution business, the Company receives a master copy of a commercial on video or audiotape, duplicates the tape, and ships the copies via air freight to radio and television stations for rebroadcast. As part of its acquisition of SpotLink, Inc. ("SpotLink") in December 1996 from Initiative Media Corporation (formerly Western International Media Corporation) ("Initiative Media"), the Company entered into a multi-year contract under which Initiative Media is obligated to direct all of its broadcast media distribution business to the Company.

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

     In June 2000, the Company's Board of Directors approved a plan to sell Portal.

CUSTOMERS

     The Company's digital media asset management customer base encompasses a wide variety of enterprises and organizations, including retailers, publishers, advertising agencies, entertainment companies, and automobile and other consumer product manufacturers. The Company's five largest nonaffiliated customers accounted for approximately 28% of total revenues in 2000. The loss of business from any of these five top customers could have a material adverse effect on the Company. The Company's fifty largest nonaffiliated customers accounted for approximately 61% of the Company's revenues in 2000. Revenues from many of the Company's large customers, however, are an aggregation of revenues for services provided by the Company to different groups or publications within a customer, which the Company believes may limit its exposure to the loss of larger customers. In most cases there is no contractual arrangement that would prevent customers from selecting a competitor of the Company to perform some or all of their work. In 2000, approximately 2.0% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mortimer B. Zuckerman, the Chairman of the Board of Directors of the Company, and Fred Drasner, Chairman and a director of the Company.

SALES AND MARKETING

     The Company relies primarily on its general managers and regional sales organizations to market its content management services. Because they have conducted business together over several years, personnel at each facility have established strong working relationships with particular customer industries that are prevalent around its location. For instance, personnel at the Los Angeles facility have strong relationships with the entertainment industry, at the Detroit facility with the automotive industry, at the New York facilities with the publishing industry, and at other locations with major retailers. These relationships also extend to advertising agencies that perform work for these customers.

     The Company maintains a separate sales force to market digital services to both its content management customers and to new customers. The Company also has a separate sales force to market its broadcast media distribution services.

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

COMPETITION

     Content Management Services: Content management services, especially prepress services, are performed primarily by three types of businesses: (i) independent providers that typically do not also offer commercial printing services as a principal part of their overall business, (ii) commercial printers, such as R. R. Donnelley & Sons, Co., Quebecor Printing, Inc., and Quad/Graphics, Inc., that provide prepress and other image management services as an adjunct to their printing businesses, and (iii) customers that perform certain services themselves using available desktop publishing technologies. The industry is fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on the basis of price by bundling the cost of prepress and other content management services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration, and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization, and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent providers.

     The Company competes for prepress work on the basis of quality of service, price of service, and the ability to satisfy demanding customers. The Company believes that not every prepress provider can meet the demands of the types of customers served by the Company. Among this smaller group, the Company competes primarily based on historical reliability of service and on price. The Company believes it maintains competitive prices by efficiently implementing new technologies in its prepress businesses. Additionally, the Company believes that it is able to maintain competitive prices by coordinating its customers' in-house capabilities with its own equipment, thereby minimizing redundant processes and lowering customer costs. In addition, the Company competes for prepress work based on its ability to provide other digital imaging services. For example, the Company provides digital archiving services for prepress customers at a lower cost than if purchased on a stand-alone basis because of the Company's ability to efficiently integrate the prepress and archiving processes.

     Independent prepress providers typically provide services based upon a customer's request for which the provider is paid on a per-job basis. In most cases, there is no contractual arrangement that would prevent a customer from changing prepress providers on a per-project basis. The Company does, however, seek multi-year contracts with customers for whom it provides services at the customer's location.

     The Company competes for advertising production services primarily with major advertising agencies and professional photography studios primarily on the basis of quality of service.

     Digital Services: In the area of digital imaging and archiving, the Company competes with a small number of software-development companies marketing products to manage image databases. In its interactive business, the Company competes with many local, national, and global firms that provide such services either as their primary product offering or as an adjunct to a larger product offering.

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

EMPLOYEES

     As of December 31, 2000, the Company had approximately 4,700 total employees, approximately 4,400 of whom were full-time employees. Of the total employees, approximately 2,200 were salaried employees and approximately 2,500 were hourly employees. Approximately 435 of the Company's employees were covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.

GEOGRAPHIC INFORMATION

     See Note 23 to the Company's Consolidated Financial Statements for financial information about geographic regions. Operating income from foreign operations was approximately $1,801,000 and $284,000 for the years ended December 31, 2000 and 1999, respectively.

RECENT DEVELOPMENTS

     The Company is subject to certain maintenance standards in order to remain listed on the Nasdaq National Market (the "Nasdaq"). During periods in 2000, the Company was not in compliance with the standard that requires certain listed companies to maintain a minimum bid price of $5.00 for their common stock. In December 2000, the Company effected a two-for-five reverse stock split that resulted in the bid price of its common stock remaining above the required bid price for the requisite period to remain listed on the Nasdaq. During 2001, however, the price of the Company's common stock again failed to maintain the minimum bid price, and the Company was notified by the Nasdaq that its common stock will be delisted if compliance is not achieved by May 2001. The Company is currently pursuing alternatives to trading on the Nasdaq, including being listed on other national exchanges that have a lower minimum bid price requirement.

ITEM 2.  PROPERTIES.

     The Company rents its corporate headquarters in New York City under a lease that expires in 2011 and operates its principal facilities at the locations indicated below.

New York City
(3 content management facilities; 1 broadcast facility; 1 digital facility)

Atlanta, Georgia
(1 content management facility)

Chicago, Illinois
metropolitan area
(10 content management facilities; 1 digital facility)

Detroit, Michigan
metropolitan area
(3 content management facilities; 1 broadcast facility)

Los Angeles, California
metropolitan area
(3 content management facilities; 1 broadcast facility)

Northern New Jersey
(4 content management facilities)

Central Michigan
(1 content management facility)

Wilmington, Ohio
(1 broadcast facility)

Central Illinois
(1 content management facility)

Rochester, New York
(1 digital facility)

Seattle, Washington
(2 content management facilities; 1 publishing facility)

San Diego, California
(1 content management facility)

San Francisco, California
metropolitan area
(2 content management facilities; 2 publishing facilities)

Dallas, Texas
(2 content management facilities)

Omaha, Nebraska
(1 content management facility)

Washington, DC
(1 content management facility)

Indianapolis, Indiana
(1 content management facility)

Orlando, Florida
(1 content management facility)

Nashua, New Hampshire
(1 digital facility)

International Locations:

United Kingdom
(4 content management facilities; 1 digital facility; 1 publishing facility)

Australia
(1 content management facility;
1 publishing facility)

Canada
(1 publishing facility)

     The Company owns nine of the content management facilities and one publishing facility. The remaining facilities are operated under leases that expire in 2001 through 2015. The Company also provides on-site services at certain customer locations where services are performed only for that specific customer. The Company believes that its facilities are adequate to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders of the Company was held on November 21, 2000. The stockholders voted on the following matters:

     1. The election of the following twelve directors of the Company for terms expiring at the 2001 annual meeting of stockholders:

                                                                SHARES       SHARES
                                                              VOTED FOR     WITHHELD
                                                              ----------    ---------
Derek Ashley................................................  19,217,269      321,090
Fred Drasner................................................  19,083,337      455,022
John W. Dreyer..............................................  19,135,715      402,644
John R. Harris..............................................  15,264,694    4,273,665
Martin D. Krall.............................................  19,215,605      322,754
Marne Obernauer, Jr.........................................  19,223,329      315,030
David R. Parker.............................................  19,248,055      290,304
Howard Stringer.............................................  15,180,134    4,358,225
Joseph D. Vecchiolla........................................  19,222,655      315,704
John R. Walter..............................................  19,237,855      300,504
John Zuccotti...............................................  19,223,541      314,818
Mortimer B. Zuckerman.......................................  19,173,006      365,353

     2. The approval of the Second Certificate of Amendment of the First Restated Certificate of Incorporation of the Company to effect a two shares for five shares reverse stock split of the Company's issued and outstanding common stock.

   SHARES          SHARES        SHARES
  VOTED FOR     VOTED AGAINST   ABSTAINED
-------------   -------------   ---------
18,885,676         632,718       19,965

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Fred Drasner.........................  58    Chairman and Director
Joseph D. Vecchiolla.................  45    Chief Operating Officer, Chief Financial Officer, and
                                             Director
Marne Obernauer, Jr..................  57    Vice Chairman and Director
Martin D. Krall......................  60    Executive Vice President, Chief Legal Officer,
                                             Secretary, and Director

     Fred Drasner, Chairman and a director of the Company, served as Chief Executive Officer of the Company from 1996 until April 2000. Mr. Drasner has been co-owner of Pro Football, Inc., d/b/a The Washington Redskins, since July 1999. He has been the Chief Executive Officer of Daily News, L.P. ("Daily News"), and Co-Publisher of the New York Daily News since 1993, Co-Chairman of U.S. News & World Report, L.P. ("U.S. News"), since 1998, Chief Executive Officer of U.S. News from 1985 to 1998, and President of U.S. News from 1985 to 1997, Chairman and Chief Executive Officer of Applied Printing Technologies, L.P. ("Applied Printing"), since 1988, and Co-Chairman from 1998 to 1999 and Vice-Chairman and Chief Executive Officer from 1986 to 1998 of The Atlantic Monthly Company. Mr. Drasner served as Co-Chairman of Fast Company Media Group, L.L.C. ("Fast Company"), from January 1999 until October 2000. Mr. Drasner was also senior counsel to Shaw Pittman, formerly known as Shaw Pittman Potts & Trowbridge, until his resignation in April 1996.

     Joseph D. Vecchiolla, Chief Operating Officer, Chief Financial Officer, and a director of the Company, joined the Company in May 2000 as its Senior Vice President and Chief Financial Officer and has served as Chief Operating Officer since December 2000. From February 1999 through April 2000 he served as Vice President of Marketing and Vice President of Finance at Favorite Brands International, which was acquired by Nabisco in November 1999. Favorite Brands International filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 1999. From May 1997 until February 1999 he served as President of Old Greenwich Capital Corporation. From June 1993 through December 1997 he served in various capacities at Bird Corporation, beginning as Senior Vice President and Chief Financial Officer (June 1993 through September 1993), then President, Chief Operating Officer, and Chief Financial Officer (September 1993 through January 1994), then President and Chief Executive Officer (January 1994 through April 1995), and finally Chairman of the Board of Directors (May 1995 through December 1997). Concurrent to his tenure at Bird Corporation, from May 1995 through December 1997, Mr. Vecchiolla served as Senior Vice President of Corporate Finance at S.N. Phelps & Co., Vice President and Chief Financial Officer of Wyatt Energy Corp., President of American Modular Technologies, LLP, and Vice President and Chief Financial Officer of Commonwealth Oil of Puerto Rico, LLP.

     Marne Obernauer, Jr., Vice Chairman and a director of the Company, joined the Company in May 1998 in connection with the merger with Devon Group, Inc. ("Devon"). Prior to joining the Company, and up until its merger with the Company, he served as Chief Executive Officer of Devon from 1980 and as Chairman of the Board of Directors of Devon from 1986.

     Martin D. Krall, Executive Vice President, Chief Legal Officer, Secretary, and a director of the Company, has been Executive Vice President, Chief Legal Officer, and Secretary of Daily News, Applied Printing, and U.S. News since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly Company from 1995 to 1999 and as Executive Vice President, Chief Legal Officer, and Secretary of Fast Company and its majority owner, FC Holdings, L.L.C., from January 1999 until December 2000. Prior to 1995, Mr. Krall was a partner in the law firm of Shaw Pittman, where he was a member of the Management Committee from 1978 to 1994, and the Vice Chairman of such Committee from 1991 to 1994. From 1995, Mr. Krall was also senior counsel to Shaw Pittman until his resignation in April 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market (NASDAQ symbol AGTX). The following table sets forth the high and low closing sales price for each period indicated, adjusted to reflect the two-for-five reverse stock split effective December 5, 2000:

                                                        2000                1999
                                                   ---------------    ----------------
                                                    HIGH      LOW      HIGH      LOW
                                                   ------    -----    ------    ------
First quarter....................................  $23.28    $8.28    $42.66    $17.19
Second quarter...................................  $15.63    $7.66    $36.56    $16.56
Third quarter....................................  $11.72    $8.28    $36.25    $19.53
Fourth quarter...................................  $ 9.22    $3.38    $24.53    $16.25

     As of February 28, 2001, there were approximately 125 holders of record of the Company's common stock. No dividends have been paid since April 17, 1996, the date the Company's common stock commenced trading. The Company currently intends to retain any future earnings for use in the operation of its business for the foreseeable future. The Company is prohibited from paying dividends under its existing credit facility.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                          2000(a)    1999(b)    1998(c)    1997(d)      1996
                                          --------   --------   --------   --------   --------
                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE
                                                                AMOUNTS)
Revenues................................  $566,540   $532,064   $338,942   $184,993   $132,725

Income (loss) from continuing
  operations before provision for
  income taxes and minority interest      $ 12,812   $ (7,270)  $ 16,290   $ 22,707   $ 10,820

Income (loss) from continuing
  operations............................  $ (2,142)  $(11,534)  $  6,318   $ 13,567   $  9,955

Earnings (loss) per common share from
  continuing operations:

  Basic.................................  $  (0.24)  $  (1.28)  $   0.77   $   2.19   $   1.96

  Diluted...............................  $  (0.24)  $  (1.28)  $   0.74   $   2.06   $   1.93

Total assets............................  $722,233   $931,010   $703,074   $224,793   $ 72,147

Long-term obligations:

  Long-term debt........................  $204,080   $298,125   $203,087   $    812   $  6,005

  Subordinated notes....................    27,745     29,867

  Obligations under capital leases......     1,540      3,814      3,475      2,011      1,265
                                          --------   --------   --------   --------   --------

Total...................................  $233,365   $331,806   $206,562   $  2,823   $  7,270
                                          ========   ========   ========   ========   ========


     No dividends have been paid on the Company's common stock. Prior period amounts have been adjusted to reflect the two-for-five reverse split of the Company's common stock on December 5, 2000.
---------------
(a) Amounts in 2000 include gains on disposal of property and equipment of $2,327 and gains on sale of businesses of $16,590, as well as charges of $658, $583, and $2,056 for impairment of a business, impairments of property and equipment, and nonrestructuring-related employee termination costs, respectively.

(b) Amounts in 1999 include charges of $3,572, $744, $5,558, $2,402, $750, $488, and $418 for restructurings, impairment of a business, impairments of property and equipment, loss on disposal and abandonment of fixed assets, a litigation accrual, write off of acquisition costs, and a change in accounting estimate, respectively. (See Note 5 and Note 6 to the Consolidated Financial Statements.)

(c) Amounts in 1998 include charges of $8,550, $3,150, and $2,509 for restructurings, abandonment of a business, and impairment of intangible assets, respectively. (See Note 5 and Note 6 to the Consolidated Financial Statements.)

(d) Amounts in 1997 include a charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

  Year ended December 31, 2000, compared with 1999

     Revenues in 2000 were $34,476 higher than in the comparable period in 1999. This increase was primarily due to the revenues from Wace Group Limited ("Wace"), which was acquired in May 1999. Revenues in the 2000 period increased by $24,119 from content management services, $7,176 from digital services, and $3,181 from broadcast media distribution services. Increased revenues from content management services primarily resulted from increased revenues of $38,017 associated with the content management businesses acquired from Wace and increased revenues of $13,919 at the Company's West Coast operations, principally from customers in the entertainment industry. These increases were partially offset by a decrease in revenues of $17,597 from the Black Dot operations acquired in the merger with Devon Group, Inc. ("Devon"), primarily in the area of creative services, and a decrease in revenues of $10,686 at the Company's East Coast operations, principally from customers in the publications industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

     Revenues in 2000 include $23,251 related to businesses that were sold during the year, primarily the digital portrait systems business and the photographic laboratory business. Based on the lost revenue resulting from these sold businesses, combined with the general downturn in the economy and early indicators relating to general advertising, the Company believes it could experience a decrease in revenues in the coming year.

     Gross profit increased $22,423 in 2000 as a result of the additional revenues for the period discussed above. The gross profit percentage in 2000 was 33.7% as compared to 31.7% in the 1999 period. This increase in the gross profit percentage resulted primarily from the acquisition of the Wace operations, which have higher gross profit margins than the Company's other content management operations, and improved margins at the Company's West Coast content management facilities, where the increase in revenue discussed above resulted in greater absorption of fixed manufacturing costs. Additionally, the gross profit percentage increased as a result of the aforementioned decrease in revenues from customers in the publications industry, which historically had lower gross profit margins than the Company's other content management operations.

     Selling, general, and administrative expenses in 2000 were $20,750 higher than in the 1999 period, and as a percent of revenue increased to 27.4% in the 2000 period from 25.3% in the 1999 period. Such expenses grew at a greater rate than revenue due primarily to a higher rate of costs incurred at the Wace operations than at the Company's other content management operations. Additionally, selling, general, and administrative expenses in 2000 include a charge of $2,056 for nonrestructuring-related employee termination costs. Selling, general, and administrative expenses in 1999 include a charge of $750 for a litigation accrual and a charge of $418 related to increased amortization of software costs resulting from a change in the estimated useful life.

     The gain on disposal of fixed assets was $2,327 in 2000, primarily as a result of the sale of real estate. The Company incurred a loss of $2,402 in 1999 when it abandoned or disposed of significant amounts of equipment as a result of the reallocation of work among various facilities, a change in service requirements of certain major customers, and a general upgrade of equipment at certain of the Company's larger facilities to achieve anticipated efficiencies from its various integration efforts.

     The gain on sale of businesses of $16,590 in 2000 primarily represents a gain on the sale of certain assets that were dedicated to the Company's digital portrait system business.

     The results of operations for 2000 reflect income of $202 related to various restructuring efforts initiated by the Company (see Note 5 to the Consolidated Financial Statements). Such income includes a charge of $651 related to a plan to close the Atlanta operation acquired as part of the Wace acquisition (the "2000 Second Quarter Plan"), offset by the reversal of $853 of certain liabilities no longer necessary related to the

1999 and 1998 restructuring plans. The charge for the 2000 Second Quarter Plan consisted of $509 for facility closure costs and $142 for employee termination costs for 37 employees.

     During 1998, the Company commenced two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan", respectively). The 1998 Second Quarter Plan was revised in the fourth quarter of 1998 in response to additional acquisitions and a change in operation management. As part of the 1998 Second Quarter Plan, the Company closed a facility in New Jersey and made modifications to its Carlstadt, NJ, facility to accommodate the transfer of work performed at the closed location to the Carlstadt facility. In addition, as part of the 1998 Second Quarter Plan, the Company vacated a portion of one of its Chicago, IL, facilities and transferred a portion of the work performed at that facility to its other Chicago metropolitan area facilities. Also as part of the 1998 Second Quarter Plan, the Company terminated certain employees and consolidated the work performed in its West Coast facilities, resulting in the closure of one such facility. The results of operations for 2000 include income of $5 resulting from the reversal of liabilities no longer needed related to the 1998 Second Quarter Plan.

     As part of the 1998 Fourth Quarter Plan, the Company closed several facilities in Illinois and terminated employees on a Company-wide basis. The work performed at each of the closed Illinois facilities was transferred to the Company's other Midwest facilities. The results of operations for 2000 include income of $42 resulting from the reversal of liabilities no longer needed related to the 1998 Fourth Quarter Plan. The adjustment to the liability primarily resulted from the Company negotiating favorable settlements on certain building lease and maintenance obligations.

     The Company commenced a plan in the third quarter of 1999 to consolidate certain of its West Coast operations (the "1999 Third Quarter Plan"). As part of the 1999 Third Quarter Plan, the Company closed the Los Angeles facility previously operated by Wace and moved Wace's San Francisco operation to a more suitable facility. A portion of the work previously performed in the Company's Foster City facility was transferred to Wace's San Francisco facility and the remaining operation was moved to a smaller Foster City location. The results of operations for 2000 include income of $105 resulting from the reversal of liabilities no longer needed related to the 1999 Third Quarter Plan. The adjustment to the liability resulted from less than anticipated employee termination costs due to the voluntary resignation of certain employees, as well as the Company negotiating favorable settlements on certain building lease and maintenance obligations.

     The Company commenced action in the fourth quarter of 1999 to consolidate certain of its New York and Chicago metropolitan area and United Kingdom operations and consolidate certain administrative functions (the "1999 Fourth Quarter Plan"). As part of the 1999 Fourth Quarter Plan, the Company transferred all of the work performed at one of its New York City facilities to Wace's Varick Street operation and redistributed certain work among its various metropolitan New York area operations. In the Midwest, the Company closed one of its Chicago facilities and transferred the work previously performed there to one of Wace's Chicago facilities. In the United Kingdom, the Company streamlined certain operations and workflows and initiated a plan to shut down a portion of its digital operations. Additionally, as part of the 1999 Fourth Quarter Plan, the Company intended to consolidate its Carlstadt, NJ, operation to occupy only two of the three buildings that currently comprise that facility and sublet the vacated building, as well as to transfer certain centralized administrative functions to various regional operations, which would have resulted in the closure of a New York metropolitan area administrative office. The results of operations for 2000 include income of $701 related to the Fourth Quarter Plan, due primarily to changes in the Company's senior management and a re-evaluation of its operations, which resulted in the decision to continue to occupy all three buildings at its Carlstadt, NJ, operation and to remain in the New York metropolitan area administrative office previously identified for closure.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been transferred to its other facilities. The employees terminated under the restructuring plans were principally production workers, sales people, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999, and completed the 1999 Third Quarter Plan, the 1999 Fourth Quarter Plan, and the 2000 Second Quarter Plan during 2000.

     Impairments and other charges totaled $1,241 in 2000 and consisted of a $583 impairment of property and equipment related to the Company's various restructuring and integration efforts, as well as a $658 write down of long-lived assets related to its events-based digital photography operation, which was sold in August 2000.

     Interest expense in 2000 was $9,282 higher than in 1999 due primarily to the interest on borrowings under the Company's primary credit facilities (the "1999 Credit Agreement") to finance the Wace acquisition being outstanding for the full year of 2000 as compared to only a portion of 1999, as well as an overall increase in interest rates throughout 2000. Four interest rate swap agreements entered into by the Company resulted in a reduction of interest expense in 2000 of $553, as compared to additional interest expense in 1999 of $354.

     The Company incurred a provision for income taxes at a rate equal to 97.2% of the pretax income for the year. A provision was incurred at a rate that is significantly higher than the statutory rate primarily due to additional Federal taxes on foreign earnings and the permanent items related to the nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the merger with Devon. During the second quarter of 2000, the Company solicited bids and entered into negotiations with a potential buyer. After long negotiations, the Company believed it was no longer in its best interest to pursue the proposed transaction and negotiations ceased. The Company is continuing to pursue the sale of the publishing business, although there can be no assurance that a sale will be consummated. The results of operations in 2000 include an after tax loss from discontinued operations of $98,383, which consisted of a loss from operations of $3,141 and an estimated loss on disposal of $95,242. In accordance with the 1999 Credit Agreement, the net after-tax proceeds from the sale of the publishing business will be used to repay outstanding borrowings.

     The Company continues to transact business with Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman of the Board") and the Chairman of the Company (the "Chairman"), which owned approximately 22.1% of the Company's outstanding common stock at December 31, 2000. The Company also transacts business with other affiliates, including the Daily News, L.P., and U.S. News & World Report, L.P., both of which are beneficially owned by the Chairman of the Board and the Chairman. The Company also conducted business in 1998 with Snyder Communications, Inc., ("Snyder"), a provider of outsourced marketing services. At such time, the Chairman of the Board and the Chairman were members of the Board of Directors of Snyder and in the aggregate owned approximately 10.0% of the outstanding common stock. Sales to related parties for the years ended December 31, 2000, 1999, and 1998, totaled $11,401, $13,008, and $23,658, respectively, representing 2.0%, 2.4%, and 7.0%, respectively, of the Company's revenues.

  Year ended December 31, 1999, compared with 1998

     Revenues in 1999 were $193,122 higher than in the comparable period in 1998. Revenues increased by $206,000 from facilities operated for none or only a portion of the 1998 period. Such increase was comprised of $130,205 in revenues from Wace, $65,679 in revenues from Devon, and $10,116 in revenues from other acquired operations. The acquisition of Wace and the merger with Devon were consummated on May 21, 1999, and May 27, 1998, respectively. This increase in revenues from acquired operations was offset by a decrease in revenues of $12,878 at facilities operated during the comparable 1998 period. This decrease at existing facilities was caused primarily by the loss of customers and reduced business from other customers, principally those in the entertainment industry.

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

     Amortization expense for intangible assets increased by $5,582 in 1999 due primarily to the goodwill associated with acquisitions consummated during and subsequent to 1998.

     The loss on disposal of fixed assets was $2,402 in 1999. The Company abandoned or disposed of significant amounts of equipment in 1999 as a result of the reallocation of work among various facilities, a change in service requirements of certain major customers, and a general upgrade of equipment at certain of the Company's larger facilities to achieve anticipated efficiencies from its various integration efforts.

     The results of operations for 1999 included a charge of $3,572 related to various restructuring efforts initiated by the Company (see Note 5 to the Consolidated Financial Statements). The charge consisted of a charge of $636 related to the 1999 Third Quarter Plan, a charge of $4,155 related to the 1999 Fourth Quarter Plan, a charge of $228 related to the 1998 Second Quarter Plan, and income of $1,447 related to the 1998 Fourth Quarter Plan. The charge for the 1998 Second Quarter Plan resulted from the Company not being released as early as originally estimated from certain rental obligations on abandoned equipment. The income related to the 1998 Fourth Quarter Plan resulted from the reversal of liabilities no longer needed related to the 1998 Fourth Quarter Plan. The adjustment to the liability resulted from the Company not terminating as many employees as originally anticipated and negotiating favorable settlements on certain building lease obligations. Fewer employees were terminated under the 1998 Fourth Quarter Plan than was originally anticipated due to the Company's re-evaluation of its plans in light of the acquisition of Wace and the voluntary resignation of certain employees.

     Impairments and other charges totaled $6,302 in 1999 and consisted of $5,558 related to the impairment of property and equipment and $744 related to the impairment of a business. The Company incurred a charge of $2,429 from the impairment of equipment related to its various restructuring and integration efforts. In addition, in connection with the acquisition of Wace, the Company incurred a charge of $3,129 related to the abandonment of certain software development projects that were replaced by systems already in service at the various Wace locations or were no longer viable for the combined entity. In December 1999, the Company incurred a charge of $744 for the write down of long-lived assets related to its events-based digital photography operation.

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

     Other income in 1999 primarily consisted of a gain of $1,000 on the sale of an internet-related asset in connection with entering into a long-term agreement to perform content management services and approxi-mately $500 of rental income associated with certain vacated properties. This income was partially offset by a write-off of $488 for acquisition costs related to transactions no longer being pursued.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the total amount outstanding under the 1999 Credit Agreement was $219,430, of which $28,682 was outstanding under a revolving credit line (the "Revolver") and $190,748 was outstanding under three term loans (the "Term Loans"). The Revolver extends through June 2005, and the three Term Loans extend through June 2005, June 2006, and June 2007, respectively. During 2000, the Company's borrowing capacity under the Revolver was reduced from $100,000 to $81,000, resulting in an available borrowing capacity of $52,318 at December 31, 2000. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on annual pro forma EBITDA (as defined in the 1999 Credit Agreement).

     In accordance with the requirements of the 1999 Credit Agreement, the Company has entered into four interest rate swap agreements, two of which expire in August 2003 (the "August 2003 Swaps"), one of which expires in August 2001 (the "August 2001 Swap"), and one of which expires in December 2001 (the "December 2001 Swap"). Under the August 2003 Swaps, the August 2001 Swap, and the December 2001 Swap, the Company pays a fixed rate of 5.798%, 5.69%, and 6.45%, respectively, per annum on a quarterly basis and is paid a floating rate based on the three month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the August 2003 Swaps are $35,000 and $15,000 and the notional amounts of the August 2001 Swap and the December 2001 Swap are $25,000 and $15,000, respectively.

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. In August 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Fourth Amendment") to relax the interest coverage ratio and net worth covenants as of June 30, 2000, and to modify all of the financial covenant requirements to be less restrictive than previously required in the 1999 Credit Agreement for the quarterly fiscal periods through June 30, 2001, at which time the covenant requirements revert back to those originally contained in the 1999 Credit Agreement. In addition to modifying the various financial covenants, the Fourth Amendment increased the interest rates on all future borrowings under the 1999 Credit Agreement by 50 basis points and lowered the borrowing capacity of the Revolver.

     In July 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Third Amendment") that lowered the net worth covenant threshold to enable the Company to proceed with its planned disposal of the publishing business. Also in July 2000, the lending institutions granted a waiver of covenant defaults to enable the Company to make the July 31, 2000, scheduled interest payment to the holders of its subordinated notes. In connection with entering into the Third Amendment and the Fourth Amendment, the Company incurred fees of $496 and $1,535, respectively. The fee incurred in connection with the Third Amendment is included in the loss on disposal of discontinued operations. The fee incurred in connection with the Fourth Amendment was deferred and is being included as a component of interest expense over the remaining term of the 1999 Credit Agreement.

     At December 31, 2000, the Company was in compliance with all financial covenants. Under the terms of the Fourth Amendment, the covenant requirements revert back to the more restrictive covenant requirements originally contained in the 1999 Credit Agreement beginning with the quarterly fiscal period ending September 30, 2001. Based on its most recent projections, the Company does not believe it will be able to attain compliance with the original covenant requirements. If the Company does not attain such compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

     During 2000 the Company repaid $93,101 of its borrowings under the 1999 Credit Agreement, repaid $3,317 of notes and capital lease obligations, and made contingent payments related to acquisitions of $4,770. In addition, the Company invested $15,778 in facility construction and new equipment and spent $2,449 on software-related projects. Such amounts were primarily generated from cash from operating activities of $57,976, the sale of property, equipment, and businesses that generated aggregate proceeds of $39,410, and sale and leaseback transactions that generated proceeds of $12,922.

     Cash flows from operating activities of continuing operations during 2000 increased by $14,834 as compared to 1999 due primarily to improved customer collection efforts and the timing of vendor payments. Cash generated by discontinued operations in 2000 increased by $13,237 as compared to 1999.

     The Company expects to spend approximately $18,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital.

     At December 31, 2000, the Company had a liability of approximately $1,119 for the future costs related to its restructuring charges and a liability of $3,602 for dividends in arrears on the Wace Preference Shares. The Company also has minimum debt payments in 2001, inclusive of capital lease obligations, of approximately $18,204.

     As part of its efforts to integrate and streamline its operations, the Company continues to evaluate its various businesses and is pursuing strategies to maximize their value, including the sale of noncore businesses, such as the publishing business, and certain properties. The Company believes that cash flows from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, sales of certain properties and certain non-core businesses, and available borrowing capacity, subject to the Company's ability to maintain compliance or obtain a waiver in the event of noncompliance, if any, with the financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs for the foreseeable future.

     The Company is subject to certain maintenance standards in order to remain listed on the Nasdaq National Market (the "Nasdaq"). During periods in 2000, the Company was not in compliance with the standard that requires certain listed companies to maintain a minimum bid price of $5.00 for their common stock. In December 2000, the Company effected a two-for-five reverse stock split that resulted in the bid price of its common stock remaining above the required bid price for the requisite period to remain listed on the Nasdaq. During 2001, however, the price of the Company's common stock again failed to maintain the minimum bid price, and the Company was notified by the Nasdaq that its common stock will be delisted if compliance is not achieved by May 2001. The Company is currently pursuing alternatives to trading on the Nasdaq, including being listed on other national exchanges that have a lower minimum bid price requirement.

     Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 will be reflected in other comprehensive income if the swaps qualified as hedges under generally accepted accounting principles prior to the adoption of SFAS No. 133. Otherwise, the gain or loss upon adoption of SFAS No. 133 will be reflected in net income. Future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income to the extent the swaps qualify as cash flow hedges under SFAS No. 133. To the extent the swaps do not qualify as cash flow hedges under SFAS No. 133, such gains and losses will be reflected in net income. Based on the fair value of its interest rate swaps at December 31, 2000 (see Note 22 to the Consolidated Financial Statements), and the high degree of effectiveness of its swaps resulting in the swaps qualifying as hedges under SFAS No. 133, the Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

     The Company does not believe that inflation has had a material impact on its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $219,430 outstanding under its credit facilities at December 31, 2000. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at December 31, 2000. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,294 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Applied Graphics Technologies, Inc. and subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2001

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,406    $ 17,642
  Marketable securities.....................................     1,677       2,127
  Trade accounts receivable (net of allowances of $5,100 in
     2000 and $7,732 in 1999)...............................   100,394     119,997
  Due from affiliates.......................................     5,084       6,615
  Inventory.................................................    21,842      26,283
  Prepaid expenses..........................................     7,248      12,095
  Deferred income taxes.....................................    18,618      26,985
  Other current assets......................................     4,905      13,844
  Net current assets of discontinued operations.............    44,790      36,233
                                                              --------    --------
          Total current assets..............................   210,964     261,821
Property, plant, and equipment -- net.......................    63,789      95,281
Goodwill and other intangible assets (net of accumulated
  amortization of $31,325 in 2000 and $17,991 in 1999)......   424,031     437,674
Other assets................................................    23,449      23,846
Net non-current assets of discontinued operations...........               112,388
                                                              --------    --------
          Total assets......................................  $722,233    $931,010
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 87,344    $ 90,954
  Current portion of long-term debt and obligations under
     capital leases.........................................    18,204      19,024
  Due to affiliates.........................................     1,115       1,909
  Other current liabilities.................................    21,626      33,477
                                                              --------    --------
          Total current liabilities.........................   128,289     145,364
Long-term debt..............................................   204,080     298,125
Subordinated notes..........................................    27,745      29,867
Obligations under capital leases............................     1,540       3,814
Deferred income taxes.......................................     3,896       2,975
Other liabilities...........................................    11,395       8,763
                                                              --------    --------
          Total liabilities.................................   376,945     488,908
                                                              --------    --------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................    36,584      34,152
                                                              --------    --------
Stockholders' Equity:
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding).....................
  Common stock ($0.01 par value, shares authorized:
     150,000,000 in 2000 and 1999; shares issued and
     outstanding: 9,033,603 in 2000 and 22,474,772 in
     1999)..................................................        90         225
  Additional paid-in capital................................   388,704     386,548
  Accumulated other comprehensive income....................       522       1,264
  Retained earnings (deficit)...............................   (80,612)     19,913
                                                              --------    --------
     Total stockholders' equity.............................   308,704     407,950
                                                              --------    --------
          Total liabilities and stockholders' equity........  $722,233    $931,010
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
Revenues..................................................  $ 566,540    $532,064    $338,942
Cost of revenues..........................................    375,593     363,540     225,240
                                                            ---------    --------    --------
Gross profit..............................................    190,947     168,524     113,702
                                                            ---------    --------    --------
Selling, general, and administrative expenses.............    155,199     134,449      73,594
Amortization of intangibles...............................     13,334      11,306       5,724
Loss (gain) on disposal of property and
  equipment -- net........................................     (2,327)      2,402        (318)
Gain on sale of businesses................................    (16,590)
Restructuring charges (income)............................       (202)      3,572       8,550
Impairments and other charges.............................      1,241       6,302       5,659
                                                            ---------    --------    --------
          Total operating expenses........................    150,655     158,031      93,209
                                                            ---------    --------    --------
Operating income..........................................     40,292      10,493      20,493
Interest expense..........................................    (28,428)    (19,146)     (6,307)
Interest income...........................................        794         475       1,817
Other income -- net.......................................        154         908         287
                                                            ---------    --------    --------
Income (loss) from continuing operations before provision
  for income taxes and minority interest..................     12,812      (7,270)     16,290
Provision for income taxes................................     12,454       2,166       9,972
                                                            ---------    --------    --------
Income (loss) from continuing operations before minority
  interest................................................        358      (9,436)      6,318
Minority interest.........................................     (2,500)     (2,098)
                                                            ---------    --------    --------
Income (loss) from continuing operations..................     (2,142)    (11,534)      6,318
Income (loss) from discontinued operations................    (98,383)       (452)      1,858
                                                            ---------    --------    --------
Net income (loss).........................................   (100,525)    (11,986)      8,176
Other comprehensive income (loss).........................       (742)      1,268          27
                                                            ---------    --------    --------
Comprehensive income (loss)...............................  $(101,267)   $(10,718)   $  8,203
                                                            =========    ========    ========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations................  $   (0.24)   $  (1.28)   $   0.77
  Income (loss) from discontinued operations..............     (10.88)      (0.05)       0.22
                                                            ---------    --------    --------
          Total...........................................  $  (11.12)   $  (1.33)   $   0.99
                                                            =========    ========    ========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations................  $   (0.24)   $  (1.28)   $   0.74
  Income (loss) from discontinued operations..............     (10.88)      (0.05)       0.22
                                                            ---------    --------    --------
          Total...........................................  $  (11.12)   $  (1.33)   $   0.96
                                                            =========    ========    ========
Weighted average number of common shares:
  Basic...................................................      9,040       8,982       8,225
  Diluted.................................................      9,040       8,982       8,490

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net income (loss)...........................................  $(100,525)  $ (11,986)  $   8,176
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Depreciation and amortization.............................     38,552      35,352      17,838
  Deferred taxes............................................      6,731      (4,254)     (3,835)
  Noncash restructuring charges.............................     (1,019)                  2,063
  Noncash impairment charges................................      1,241       6,302       4,935
  Loss (gain) on disposal of property and equipment.........     (2,314)      2,402        (318)
  Gain on sale of businesses................................    (16,590)
  Provision for bad debts and returns.......................      3,929       2,732       1,869
  Loss (income) from discontinued operations................     98,383         452      (1,858)
  Other.....................................................      3,800         699        (156)
Changes in Operating Assets and Liabilities, net of effects
  of acquisitions:
  Trade accounts receivable.................................      6,169      (4,817)    (12,788)
  Due from/to affiliates....................................        737         342        (410)
  Inventory.................................................      2,806       2,666       1,941
  Income tax receivable.....................................     14,704      17,584      (1,804)
  Other assets..............................................       (861)     (4,743)     (4,556)
  Accounts payable and accrued expenses.....................     (1,960)    (11,628)     (8,892)
  Other liabilities.........................................     (5,079)      2,767         505
  Net cash provided by (used in) operating activities of
    discontinued operations.................................      9,272      (3,965)      1,382
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     57,976      29,905       4,092
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............    (15,778)    (16,833)    (21,449)
  Software expenditures.....................................     (2,449)     (9,123)     (7,812)
  Proceeds from sale of businesses..........................     34,499
  Proceeds from the sale of property and equipment..........      4,911      13,910         500
  Investment in available-for-sale securities...............                   (200)   (178,433)
  Proceeds from sale of available-for-sale securities.......                            283,779
  Other investing activities................................     (4,770)     (5,921)     (4,721)
  Entities purchased, net of cash acquired..................               (120,929)   (259,770)
  Net cash used in investing activities of discontinued
    operations..............................................     (1,136)     (2,692)     (1,612)
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........     15,277    (141,788)   (189,518)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Repayments of term loans..................................    (59,244)
  Borrowings (repayments) under revolving credit
    line -- net.............................................    (33,857)    111,189     201,350
  Proceeds from sale/leaseback transactions.................     12,922       2,249       6,685
  Repayment of notes and capital lease obligations..........     (3,317)     (2,478)    (16,840)
  Proceeds from exercise of stock options...................                    960          24
  Net cash used in financing activities of discontinued
    operations..............................................       (469)       (303)       (398)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........    (83,965)    111,617     190,821
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (10,712)       (266)      5,395
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (524)        (71)
Cash and cash equivalents at beginning of year..............     17,642      17,979      12,584
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   6,406   $  17,642   $  17,979
                                                              =========   =========   =========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                                 ACCUMULATED
                                                                   ADDITIONAL       OTHER       RETAINED
                                                          COMMON    PAID-IN-    COMPREHENSIVE   EARNINGS
                                                          STOCK     CAPITAL     INCOME (LOSS)   (DEFICIT)
                                                          ------   ----------   -------------   ---------
BALANCE AT JANUARY 1, 1998..............................  $ 178     $159,627       $  (31)      $  23,723
Issuance of 68,103 common shares in Flying Color
  Graphics, Inc., acquisition at $48.46 per share.......      1        3,299
Issuance of 4,427,290 common shares in Devon merger at
  $50 per share.........................................     44      221,321
Issuance of 45,351 common shares in Agile Enterprise,
  Inc., merger at $22.05 per share......................      1          999
Issuance of 2,000 common shares upon exercise of stock
  options...............................................                  24
Income tax benefit associated with exercise of stock
  options...............................................                   9
Unrealized holding gain on available-for-sale
  securities............................................                               31
Unrealized loss from foreign currency translation
  adjustments...........................................                               (4)
Net income..............................................                                            8,176
                                                          -----     --------       ------       ---------
BALANCE AT DECEMBER 31, 1998............................    224      385,279           (4)         31,899
                                                          -----     --------       ------       ---------
Issuance of 15,645 common shares as additional
  consideration in connection with a prior period
  acquisition...........................................                 240
Issuance of 80,000 common shares upon exercise of stock
  options...............................................      1          959
Income tax benefit associated with exercise of stock
  options...............................................                  15
Fair value of stock options issued to non-employee......                  55
Unrealized holding gain on available-for-sale
  securities............................................                            1,117
Unrealized gain from foreign currency translation
  adjustments...........................................                              151
Net loss................................................                                          (11,986)
                                                          -----     --------       ------       ---------
BALANCE AT DECEMBER 31, 1999............................    225      386,548        1,264          19,913
                                                          -----     --------       ------       ---------
Issuance of 109,510 common shares as additional
  consideration in connection with prior period
  acquisitions..........................................      1        1,999
Compensation cost of stock options issued to
  non-employees.........................................                  21
Unrealized holding loss on available-for-sale
  securities............................................                             (643)
Unrealized loss from foreign currency translation
  adjustments...........................................                             (157)
Reclassification adjustment for losses realized in net
  income................................................                               58
Two-for-five reverse stock split........................   (136)         136
Net loss................................................                                         (100,525)
                                                          -----     --------       ------       ---------
BALANCE AT DECEMBER 31, 2000............................  $  90     $388,704       $  522       $ (80,612)
                                                          =====     ========       ======       =========

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

     The Company was incorporated in Delaware on December 12, 1995. At December 31, 2000, Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by the Chairman of the Board of Directors of the Company (the "Chairman of the Board") and the Chairman of the Company (the "Chairman"), owned approximately 22.1% of the Company's outstanding common stock.

     On December 5, 2000, the Company effected a two-for-five reverse stock split of its common stock, which was approved by the Company's stockholders at the Annual Meeting held on November 21, 2000. All references to the number of shares and per-share amounts, other than those amounts in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity, have been adjusted to reflect the reverse stock split on a retroactive basis.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2000 presentation.

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

     MARKETABLE SECURITIES: Marketable securities are classified as "available for sale" and are recorded at fair market value. Unrealized gains and losses on these investments are included as a component of "Other comprehensive income
(loss)", net of any related tax effect.

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

     REVENUE RECOGNITION: Revenues are generally recognized when the Company no longer has a consequential obligation to its customers. Revenues from content management services and broadcast media distribution services are recognized at the time projects are shipped or transmitted to the customer. Revenues for digital archiving services are recognized on a per-image basis as items are prepared and scanned. Revenue from the licensing of software and the sale of digital equipment is recognized upon the later of delivery or satisfaction of significant obligations.

     GOODWILL AND OTHER INTANGIBLES: Goodwill and other intangibles are being amortized on the straight-line method over periods ranging from 5 to 40 years.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

     COMPREHENSIVE INCOME: Other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31, 2000, 1999, and 1998, are comprised of unrealized gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)," was issued in June 2000. SFAS No. 138 amended certain definitions and clarified certain requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Consolidated Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 will be reflected in other comprehensive income if the swaps qualified as hedges under generally accepted accounting principles prior to the adoption of SFAS No. 133. Otherwise, the gain or loss upon adoption of SFAS No. 133 will be reflected in net income. Future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income to the extent the swaps qualify as cash flow hedges under SFAS No. 133. To the extent the swaps do not qualify as cash flow hedges under SFAS No. 133, such gains and losses will be reflected in net income. Based on the fair value of its interest rate swaps

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

at December 31, 2000 (see Note 22 to the Consolidated Financial Statements), and the high degree of effectiveness of its swaps resulting in the swaps qualifying as hedges under SFAS No. 133, the Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

3. ACQUISITIONS AND DISPOSITIONS

     In May 1999, the Company acquired Wace Group Limited (formerly Wace Group
Plc) ("Wace"), an international operator of digital imaging businesses and a provider of digital services in the areas of prepress and interactive multimedia. The total cash consideration paid by the Company was $125,141 including transaction costs. The Company entered into an amended and restated credit agreement with its lending institutions to finance the acquisition (the "1999 Credit Agreement") (see Note 11 to the Consolidated Financial Statements). The Company also acquired a portion of Wace's preferred securities through an exchange for subordinated notes issued by the Company (see Note 12 to the Consolidated Financial Statements).

     In January 1999, the Company acquired the outstanding stock of a publishing company located in Australia for $1,300 in cash. In September 1999, the Company acquired the operations of a broadcast media distribution company located in California for $269 in cash.

     In May 1998, the Company through a wholly-owned subsidiary merged with Devon Group, Inc., a digital prepress and publishing company. The total consideration paid was $442,730, including transaction costs. In addition, in 1998 the Company acquired five other entities for aggregate consideration of $55,782.

     During 2000 and 1999, the Company made contingent payments in the form of cash or shares of common stock in the aggregate amount of $6,397 and $5,087, respectively, as additional consideration for certain acquisitions based on the 1999 and 1998 performance of the acquired businesses. In addition, the Company will make contingent payments in 2001 in the form of cash in the amount of approximately $2,234 related to an acquisition based on the 2000 performance of the acquired business. Such amount is included in "Other current liabilities" in the Consolidated Balance Sheets. Any additional consideration will be determined based upon the future financial performance of the acquired operations. Such contingent payments have been and will be recorded as additional purchase price at the time the necessary conditions are satisfied. Such additional consideration may be in the form of cash or shares of common stock.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of the respective acquisitions. The excess of the purchase price over the fair value of assets acquired recorded in 1999 was approximately $142,679, which is being amortized primarily over 35 years. The results of operations of these acquisitions have been included in the Consolidated Statements of Operations subsequent to the respective dates of acquisition.

     The following unaudited pro forma information combines the results of operations of the Company, Wace, and the other acquisitions for the year ended December 31, 1999, calculated as if the acquisitions had occurred on January 1, 1999. The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of 1999 or of results that may occur in the future.

                                                              UNAUDITED
                                                                1999
                                                              ---------
Total revenues..............................................  $601,174
Loss before provision for income taxes and minority
  interest..................................................  $(17,733)
Net loss....................................................  $(18,582)
Loss per common share:
  Basic.....................................................  $  (2.07)
  Diluted...................................................  $  (2.07)

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     In December 2000, the Company sold certain assets that were primarily dedicated to its digital portrait system business for approximately $22,500, and realized a gain of approximately $16,649. In August 2000, the Company sold its events-based digital photography business for $220, and realized a loss of $59 subsequent to incurring an impairment charge of $658 during the year (see Note 6 to the Consolidated Financial Statements). In April 2000, the Company sold its photographic laboratory business, which was acquired as part of Wace, for approximately $11,800. The Company did not realize a gain or loss on the sale of this business. The revenues, gross profit, and operating income from these operations included in the Company's results of operations in 2000 were $23,251, $8,638, and $4,919, respectively.

4. DISCONTINUED OPERATIONS

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the May 1998 merger with Devon Group, Inc. During the second quarter of 2000, the Company solicited bids and entered into negotiations with a potential buyer. After long negotiations, the Company believed it was no longer in its best interest to pursue the proposed transaction and negotiations ceased. The Company is continuing to pursue the sale of the publishing business. For purposes of estimating the loss on disposal, the Company assumed a disposal date of June 30, 2001, although there can be no assurance that definitive terms will be reached with a potential buyer within that timeframe.

     The accompanying financial statements reflect the operations of the publishing business as a discontinued operation. Provision has been made for estimated operating income through the expected disposal date and for the estimated loss on disposal, including the write off of approximately $100,000 of goodwill. The results of operations of the publishing business for the six months ended June 30, 2000, the measurement date, and for the years ended December 31, 1999 and 1998, presented as Discontinued Operations in the accompanying Consolidated Statements of Operations, were as follows:

                                                                      FOR THE YEARS ENDED
                                                      FOR THE SIX         DECEMBER 31,
                                                     MONTHS ENDED     --------------------
                                                     JUNE 30, 2000      1999        1998
                                                     -------------    --------    --------
Revenues.........................................      $ 36,361       $90,168     $55,183
                                                       ========       =======     =======
Income (loss) from operations before income
  taxes..........................................      $ (3,134)      $   678     $ 4,149
Provision equivalent to income taxes.............             7         1,130       2,291
                                                       --------       -------     -------
Income (loss) from operations....................        (3,141)         (452)      1,858
Loss on disposal (including provision for income
  taxes of $2,157)...............................       (95,242)
                                                       --------       -------     -------
Income (loss) from discontinued operations.......      $(98,383)      $  (452)    $ 1,858
                                                       ========       =======     =======

     The results of operations of the publishing business include an allocation of interest expense of $2,950 for the six months ended June 30, 2000, and $4,513 and $1,757 for the years ended December 31, 1999 and 1998, respectively. The estimated loss on disposal includes estimated future net income from operations for the period from the measurement date through June 30, 2001, the assumed disposal date, of $3,023, which includes an allocation of interest expense of $1,697. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under the 1999 Credit Agreement, which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

     The results of operations of the publishing business, including the results for the period subsequent to the measurement date that are included in the estimated loss on disposal, and cash flows of the publishing

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

business for the years ended December 31, 2000, 1999, and 1998, include amounts for selected items as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
Income (loss) from operations before income tax........    $ (386)   $  678    $4,149
Interest expense.......................................    $3,989    $4,687    $1,867
Interest income........................................    $  139    $  132    $   75
Depreciation and amortization expense..................    $2,919    $4,072    $2,213
Loss on disposal of property and equipment.............    $   13    $   17    $    7
Property, plant, and equipment expenditures............    $1,136    $2,064    $1,634
Repayments of notes and capital lease obligations......    $  469    $  303    $  398

     The net assets of discontinued operations include $363 and $832 at December 31, 2000 and 1999, respectively, of long-term debt and obligations under capital leases, inclusive of the current portion.

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

     As part of the 1998 Fourth Quarter Plan, the Company closed several facilities in Illinois and terminated employees on a Company-wide basis. The work performed at each of the closed Illinois facilities was transferred to the Company's other Midwest facilities.

     The Company commenced a plan in the third quarter of 1999 to consolidate certain of its West Coast operations (the "1999 Third Quarter Plan"). As part of the 1999 Third Quarter Plan, the Company closed the Los Angeles facility previously operated by Wace and moved Wace's San Francisco operation to a more suitable facility. A portion of the work previously performed in the Company's Foster City facility was transferred to Wace's San Francisco facility and the remaining operation was moved to a smaller Foster City location.

     The Company commenced action in the fourth quarter of 1999 to consolidate certain of its New York and Chicago metropolitan area and United Kingdom operations and consolidate certain administrative functions (the "1999 Fourth Quarter Plan"). As part of the 1999 Fourth Quarter Plan, the Company transferred all of the work performed at one of its New York City facilities to Wace's Varick Street operation. Also as part of the 1999 Fourth Quarter Plan, the Company redistributed certain work among its various metropolitan New York area operations. In the Midwest, the Company closed one of its Chicago facilities and transferred the work previously performed there to one of Wace's Chicago facilities. In the United Kingdom, the Company streamlined certain operations and workflows and initiated a plan to shut down a portion of its digital operations. The Fourth Quarter Plan was revised in the third and fourth quarters of 2000 in connection with changes in the Company's senior management and a re-evaluation of its operations. As a result, the Company decided to continue to occupy all three buildings at its Carlstadt, NJ, operation and to remain in the New York metropolitan area administrative office that was previously identified for closure.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     In June 2000, the Company initiated and completed a plan to close the Atlanta operation acquired as part of the acquisition of Wace (the "2000 Second Quarter Plan"). As part of the 2000 Second Quarter Plan, the Company terminated certain employees and transferred the work previously performed in the Atlanta facility to Wace's facility in Dallas, TX.

     The results of operations for the years ended December 31, 2000, 1999, and 1998, include restructuring income of $202, and restructuring charges of $3,572 and $8,550, respectively, and resulted from the various restructuring plans as follows:

                                                           2000      1999       1998
                                                           -----    -------    ------
1998 Second Quarter Plan.................................  $  (5)   $   228    $5,713
1998 Fourth Quarter Plan.................................    (42)    (1,447)    2,837
1999 Third Quarter Plan..................................   (105)       636
1999 Fourth Quarter Plan.................................   (701)     4,155
2000 Second Quarter Plan.................................    651
                                                           -----    -------    ------
Total....................................................  $(202)   $ 3,572    $8,550
                                                           =====    =======    ======

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

     The components of the restructuring charges (income) incurred in 1999 were as follows:

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

     The components of the restructuring charges (income) realized in 2000 were as follows:

                               1998 SECOND    1998 FOURTH     1999 THIRD    1999 FOURTH    2000 SECOND
                               QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                               ------------   ------------   ------------   ------------   ------------
Facility closure costs.......                     $(35)         $ (70)         $(812)         $ 509
Employee termination costs...                       (7)           (35)           (55)           142
Abandoned assets.............      $(5)                                          166
                                   ---            ----          -----          -----          -----
Total........................      $(5)           $(42)         $(105)         $(701)         $ 651
                                   ===            ====          =====          =====          =====

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The charge for employee termination costs related to approximately 37 employees for the 2000 Second Quarter Plan.

     The amount included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999, for the future costs of the various restructuring plans and the amounts charged against the respective restructuring liabilities in 2000 and 1999 were as follows:

                               1998 SECOND    1998 FOURTH     1999 THIRD    1999 FOURTH    2000 SECOND
                               QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                               ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1999...     $1,505        $ 2,837
Restructuring charge.........                                   $ 636         $ 4,155
Facility closure costs.......       (579)          (140)         (242)           (191)
Employee termination costs...       (288)          (385)          (64)         (1,685)
Abandoned assets.............       (572)          (363)
Adjustment to liability......        228         (1,447)
                                  ------        -------         -----         -------
Balance at December 31,
  1999.......................        294            502           330           2,279
Restructuring charge.........                                                     166         $ 651
Facility closure costs.......                       (57)         (155)           (371)         (173)
Employee termination costs...                       (36)          (53)           (341)         (142)
Abandoned assets.............       (169)          (118)          (10)           (459)
Adjustment to liability......         (5)           (42)         (105)           (867)
                                  ------        -------         -----         -------         -----
Balance at December 31,
  2000.......................     $  120        $   249         $   7         $   407         $ 336
                                  ======        =======         =====         =======         =====

     The number of employees comprising the charge against the various restructuring plans' liabilities in 2000, 1999, and 1998 for employee termination costs was as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
1998 Second Quarter Plan....................................           25      44
1998 Fourth Quarter Plan....................................   14     108
1999 Third Quarter Plan.....................................    5      24
1999 Fourth Quarter Plan....................................   12     102
2000 Second Quarter Plan....................................   37

     In 2000, the Company adjusted the liability associated with each of the 1998 and 1999 plans to reflect changes in estimates made when the plans were initiated. The adjustments to the 1998 Fourth Quarter Plan primarily resulted from the Company negotiating favorable settlements on certain building lease and maintenance obligations. The adjustment to the 1999 Third Quarter Plan resulted primarily from less than anticipated employee termination costs due to the voluntary resignation of certain employees, as well as the Company negotiating favorable settlements on certain building lease and maintenance obligations. The adjustment to the 1999 Fourth Quarter Plan resulted primarily from the Company's aforementioned decisions regarding its Carlstadt, NJ, operation and New York metropolitan area administrative office.

     In 1999, the Company adjusted the liability associated with both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan to reflect changes to estimates made when the plans were originally initiated. The adjustment to the liability for the 1998 Second Quarter Plan primarily resulted from the Company not being released as early as originally estimated from certain rental obligations on abandoned equipment. The adjustment to the 1998 Fourth Quarter Plan resulted from the Company not terminating as many employees as originally anticipated and negotiating favorable settlements on certain building lease obligations. Fewer employees were terminated under the 1998 Fourth Quarter Plan than was originally anticipated due to the

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

Company's re-evaluation of its plans in light of the acquisition of Wace and the voluntary resignation of certain employees.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been transferred to its other facilities. The employees terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999. The Company completed the 1999 Third Quarter Plan, 1999 Fourth Quarter Plan, and the 2000 Second Quarter Plan during 2000. The remaining liabilities for these plans primarily represent future rental obligations for abandoned property and equipment.

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges.

6. IMPAIRMENTS AND OTHER CHARGES

     Impairments and other charges for the years ended December 31, 2000, 1999, and 1998, consisted of the following:

                                                            2000      1999      1998
                                                           ------    ------    ------
Impairment of a business.................................  $  658    $  744    $2,509
Impairment of property and equipment.....................     583     5,558
Abandonment of a business................................                       3,150
                                                           ------    ------    ------
Total....................................................  $1,241    $6,302    $5,659
                                                           ======    ======    ======

     In June 2000, the Company incurred a charge of $583 from the impairment of equipment abandoned in connection with the 2000 Second Quarter Plan. In May 2000, the Company commenced a plan to sell its events-based digital photography business. In connection with such action, the Company incurred a charge of $658 for the write down of long-lived assets related to this business. The Company incurred similar charges in 1999 and 1998 of $744 and $2,509, respectively, to write down the carrying value of the long-lived assets of this business based on the discounted estimated future cash flows. The Company consummated the sale of this business in August 2000 for approximately $220, and realized a loss of $59. The revenues, gross profit, and operating loss from this business included in the Company's results of operations for the years ended December 31, 2000, 1999, and 1998, were as follows:

                                                            2000      1999      1998
                                                            -----    ------    ------
Revenues..................................................  $ 590    $2,033    $1,811
Gross profit..............................................  $(168)   $  322    $  460
Operating loss............................................  $(722)   $ (530)   $ (361)

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

7. MARKETABLE SECURITIES

     The Company classified its investments in marketable securities as "available for sale" and recorded them at fair market value. Marketable securities at December 31, 2000, consisted of equity securities with a fair market value of $1,677 and a cost of $859. Marketable securities at December 31, 1999, consisted of equity securities with a fair market value of $2,127 and a cost of $200.

     At December 31, 2000 and 1999, all marketable securities held by the Company were available for current operations and were therefore classified in the Consolidated Balance Sheet as current assets. Unrealized holding gains and losses on available-for-sale securities are reflected in "Other comprehensive income (loss)." Proceeds from the sale of available-for-sale securities during the year ended December 31, 1998, totaled $283,779 and resulted in no realized gain or loss. There were no sales of marketable securities for the years ended December 31, 2000 and 1999. Realized gains and losses are determined based on a specific identification basis.

8. INVENTORY

     The components of inventory at December 31 were as follows:

                                                               2000       1999
                                                              -------    -------
Work-in-process.............................................  $19,089    $21,718
Raw materials...............................................    2,753      4,565
                                                              -------    -------
Total.......................................................  $21,842    $26,283
                                                              =======    =======

9. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 consisted of the following:

                                                                2000        1999
                                                              --------    --------
Land........................................................  $  5,028    $  7,293
Machinery and equipment.....................................    42,935      62,124
Buildings and improvements..................................    41,878      51,663
Furniture and fixtures......................................    10,071       7,211
Construction in progress....................................     3,370       3,778
                                                              --------    --------
Total.......................................................   103,282     132,069
Less accumulated depreciation and amortization..............    39,493      36,788
                                                              --------    --------
Net.........................................................  $ 63,789    $ 95,281
                                                              ========    ========

     No interest was capitalized during the years ended December 31, 2000 and 1999.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 consisted of the following:

                                                               2000       1999
                                                              -------    -------
Accounts payable............................................  $19,623    $24,756
Salaries and benefits.......................................   20,188     19,583
Accrued commissions.........................................    4,502      4,643
Accrued customer rebates....................................    3,990      3,900
Accrued interest............................................    2,644      2,660
Other operating accruals....................................   36,397     35,412
                                                              -------    -------
Total.......................................................  $87,344    $90,954
                                                              =======    =======

11. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                2000        1999
                                                              --------    --------
Variable rate lines of credit...............................  $ 28,682    $ 62,537
Variable rate term loans....................................   174,498     234,688
6.5% IDA bond due 2004......................................       900         900
                                                              --------    --------
Total.......................................................  $204,080    $298,125
                                                              ========    ========

     In March 1999, the Company entered into the 1999 Credit Agreement to finance the Wace acquisition. The 1999 Credit Agreement replaced the credit agreement entered into in May 1998 (the "1998 Credit Agreement"), and is secured by certain inventory, receivables, and equipment. On June 4, 1999 (the "Initial Funding Date"), the Company borrowed $296,000, the proceeds of which were used to pay off existing borrowings under the 1998 Credit Agreement and to finance the Wace acquisition. The total original borrowing capacity under the 1999 Credit Agreement was a maximum of $350,000, comprised of a $100,000 revolving line of credit (the "Revolver") and three term loans totaling $250,000 (the "Term Loans"). The Revolver extends through June 2005. The Term Loans are comprised of tranches of $125,000, $75,000, and $50,000 that have terms extending through June 2005, June 2006, and June 2007, respectively. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor based on annual pro forma EBITDA (as defined in the 1999 Credit Agreement). At December 31, 2000, $219,430 was outstanding under the 1999 Credit Agreement, of which $28,682 was outstanding under the Revolver and $190,748 was outstanding under the Term Loans. The average variable rate on borrowings under the 1999 Credit Agreement for the year ended December 31, 2000 was 10.0%. The average variable rate on borrowings under both the 1999 Credit Agreement and the 1998 Credit Agreement for the year ended December 31, 1999, was 8%. The Company is prohibited from paying dividends on its common stock under the terms of the 1999 Credit Agreement.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Principal payments on the long-term debt are due as follows:


2001......................................................  $ 16,916
2002......................................................    23,438
2003......................................................    26,250
2004......................................................    34,750
2005......................................................    66,744
Thereafter................................................    52,898
                                                            --------
Total.....................................................   220,996
Less current portion......................................    16,916
                                                            --------
Total long-term debt......................................  $204,080
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

     The Swaps are being accounted for as hedges against the variable interest rate component of the 1999 Credit Agreement. All or a portion of the swaps will no longer be hedges, and therefore will expose the Company to market risk, to the extent the borrowings under the 1999 Credit Agreement fall below the combined notional amounts of the Swaps. The counterparties to the Swaps are major financial institutions. The Company believes the credit risk associated with nonperformance will not be significant.

     Under the terms of the 1999 Credit Agreement, the Company must comply with certain covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, minimum net worth, and capital spending. In August 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Fourth Amendment") to relax the interest coverage ratio and net worth covenants as of June 30, 2000, and to modify all of the financial covenant requirements to be less restrictive than previously required in the 1999 Credit Agreement for the quarterly fiscal periods through June 30, 2001, at which time the covenant requirements revert back to those originally contained in the 1999 Credit Agreement. In addition to modifying the various financial covenants, the Fourth Amendment increased the interest rates on all future borrowings under the 1999 Credit Agreement by 50 basis points and lowered the borrowing capacity of the revolving line of credit to $85,000. The borrowing capacity of the revolving line of credit was further reduced to $81,000 in December 2000, upon consummation of the sale of certain assets of the Company's digital portrait system business.

     In July 2000, the Company entered into an amendment to the 1999 Credit Agreement (the "Third Amendment") that lowered the net worth covenant threshold to enable the Company to proceed with its planned disposal of the publishing business. Also in July 2000, the lending institutions granted a waiver of covenant defaults to enable the Company to make the July 31, 2000, scheduled interest payment to the holders of its subordinated notes. In connection with entering into the Third Amendment and the Fourth

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

Amendment, the Company incurred fees of $496 and $1,535, respectively. The fee incurred in connection with the Third Amendment is included in the loss on disposal of discontinued operations. The fee incurred in connection with the Fourth Amendment was deferred and is being included as a component of interest expense over the remaining term of the 1999 Credit Agreement.

     At December 31, 2000, the Company was in compliance with all financial covenants. Under the terms of the Fourth Amendment, the covenant requirements revert back to the more restrictive covenant requirements originally contained in the 1999 Credit Agreement beginning with the quarterly fiscal period ending September 30, 2001. Based on its most recent projections, the Company does not believe it will be able to attain compliance with the original covenant requirements. If the Company does not attain such compliance, it intends to engage in additional discussions with its lending institutions to obtain additional waivers and amendments, although there can be no assurance that such additional waivers or amendments will be granted.

12. SUBORDINATED NOTES

     At May 21, 1999, Wace had L39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005.

     On July 5, 1999, the Company offered each holder of the Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes issued by the Company (the "Subordinated Notes"). As of December 31, 2000, L18,574, or approximately $27,745, of the Preference Shares had been exchanged for Subordinated Notes. The Subordinated Notes, which bear interest at a fixed annual rate of 10% and mature on October 31, 2005, are subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par. The Subordinated Notes are listed on the London Stock Exchange.

     The Company recorded dividends of $2,500 and $2,098 on the Preference Shares for the years ended December 31, 2000 and 1999, respectively, which are reflected as "Minority interest" in the Consolidated Statements of Operations. Due to the lack of distributable reserves in Wace, the Company has not made a dividend payment on the Preference Shares since July 1999. Accrued dividends totaling $3,602, and $1,102 are included as part of "Minority Interest" in the Consolidated Balance Sheets at December 31, 2000 and 1999, respectively. The Company incurred interest expense of $2,814 and $1,257 on the Subordinated Notes for the years ended December 31, 2000 and 1999, respectively.

13. LEASES

     The Company leases certain property and equipment used in its operations under agreements that are classified as both capital and operating leases. Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for buildings and office space, payments of certain operating expenses and property taxes.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
2001........................................................  $1,486      $18,252
2002........................................................   1,125       15,802
2003........................................................     389       11,040
2004........................................................     154        8,818
2005........................................................                7,812
Later years.................................................               27,488
                                                              ------      -------
Total minimum lease payments................................   3,154      $89,212
                                                                          =======
Less imputed interest.......................................     326
                                                              ------
Present value of minimum lease payments.....................   2,828
Less current portion........................................   1,288
                                                              ------
Long-term obligation under capital leases...................  $1,540
                                                              ======

     Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                                               2000       1999
                                                              -------    -------
Machinery and equipment.....................................  $18,208    $20,560
Less accumulated depreciation...............................   12,017     11,406
                                                              -------    -------
Net.........................................................  $ 6,191    $ 9,154
                                                              =======    =======

     Total rental expense under operating leases amounted to $23,657, $20,723, and $13,760, for the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company enters into sale and leaseback arrangements that are recorded as either capital or operating leases. The gain from these sale and leaseback arrangements is deferred and recognized as credits against either future amortization of the leased asset or future rental expense over the terms of the related leases. At December 31, 2000 and 1999, the remaining balance of the deferred gain totaling $100 and $235, respectively, is included in "Other liabilities," both current and noncurrent, in the accompanying Consolidated Balance Sheets.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

14. INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $ 1,900    $ 3,861    $ 9,828
  State...............................................    1,005      1,975      2,023
  Foreign.............................................    3,054        903
                                                        -------    -------    -------
Total current.........................................    5,959      6,739     11,851
                                                        -------    -------    -------
Deferred:
  Federal.............................................    5,849     (3,124)    (2,144)
  State...............................................    1,685       (955)       113
  Foreign.............................................   (1,181)      (652)
                                                        -------    -------    -------
Total deferred........................................    6,353     (4,731)    (2,031)
                                                        -------    -------    -------
Tax benefits not impacting provision:
  Federal.............................................      116        128        123
  State...............................................       26         30         29
                                                        -------    -------    -------
Total tax benefits not impacting provision............      142        158        152
                                                        -------    -------    -------
Total provision for income taxes......................  $12,454    $ 2,166    $ 9,972
                                                        =======    =======    =======

     The provision for income taxes varied from the Federal statutory income tax rate due to the following:

                                                          2000       1999       1998
                                                         -------    -------    ------
Taxes at statutory rate................................  $ 4,484    $(2,545)   $5,701
State income taxes, net of Federal tax benefit.........    1,766        682     1,407
Amortization of nondeductible goodwill.................    3,718      3,272     2,489
Additional Federal tax on foreign earnings.............    1,295
Meals and entertainment expenses.......................      602        475       302
Other -- net...........................................      589        282        73
                                                         -------    -------    ------
Provision for income taxes.............................  $12,454    $ 2,166    $9,972
                                                         =======    =======    ======
Federal statutory rate.................................    35.00%     35.00%    35.00%
Effective rate.........................................    97.21%    (29.79)%   61.22%

     The Company generated income (loss) from continuing operations before provision for income taxes and minority interest for the years ended December 31, 2000 and 1999, as follows:

                                                               2000       1999
                                                              -------    -------
Domestic....................................................  $ 9,645    $(8,476)
Foreign.....................................................    3,167      1,206
                                                              -------    -------
Total.......................................................  $12,812    $(7,270)
                                                              =======    =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The components of the net deferred tax asset at December 31 were as follows:

                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
Accounts receivable.........................................  $ 2,318    $ 3,172
Inventory...................................................    1,733      1,598
Property, plant, and equipment..............................    3,615      1,299
Obligations under capital leases............................                 235
Other liabilities...........................................   15,745     22,001
                                                              -------    -------
Total deferred tax assets...................................   23,411     28,305
                                                              -------    -------
Deferred tax liabilities:
Prepaid expenses............................................      852        812
Accrued expenses............................................    4,463      2,040
Other assets................................................    3,374      1,443
                                                              -------    -------
Total deferred tax liabilities..............................    8,689      4,295
                                                              -------    -------
Net deferred tax asset......................................  $14,722    $24,010
                                                              =======    =======

     The Company believes that it is more likely than not that the benefit associated with Federal and state deferred tax assets will be realized in the future and therefore has not established a valuation allowance for deferred tax assets at December 31, 2000 and 1999.

15. STOCK OPTIONS

     In 1996, the Company adopted the 1996 Stock Option Plan (the "Employee Plan") and the Non-employee Directors' Nonqualified Stock Option Plan (the "Directors' Plan") (collectively, the "1996 Plans"). Under the Employee Plan, options to purchase common stock of the Company were granted to key employees of the Company and its affiliates. Options granted under the Employee Plan have a term of ten years and initially became exercisable over a five-year period in varying amounts, but in no event less than 5% or more than 25% in any year for any individual optionee. In May 2000, all outstanding option grants under the Employee Plan were amended to provide for ratable vesting over the five-year period. Under the Directors' Plan, options were granted to members of the Board of Directors who were not eligible for grants under the Employee Plan. Under the Director's Plan, newly appointed non-employee directors were granted 10,000 options that vested ratably over a two-year period, and on each anniversary of their appointment were granted an additional 2,000 options that were fully vested on the grant date. All options granted under the Directors' Plan had an exercise price equal to the fair market value on the grant date and have a term of ten years. The 1996 Plans provided for a combined maximum of 1,680,000 shares of the Company's common stock to be available for issuance upon exercise of options.

     In May 1998, the Company adopted the 1998 Incentive Compensation Plan, as amended and restated (the "1998 Plan"). As of the adoption of the 1998 Plan, no further grants will be made under the 1996 Plans. The 1998 Plan allows for the granting of options to purchase common stock of the Company to employees of the Company and its affiliates, nonemployee directors, and independent contractors. Options are granted under the 1998 Plan to members of the Board of Directors who are not employees of the Company or any of its affiliates in the same manner as under the provisions of the Directors' Plan. Options granted under the 1998 Plan have a term of ten years unless a shorter term is established at date of grant. Initially, options granted under the 1998 Plan vested over a five-year period and, unless an alternative vesting schedule was established in individual award agreements, vested 20% on the first anniversary of the grant date, 5% on each of the second through fourth anniversaries of the grant date, and 65% on the fifth anniversary of the grant date. In

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

May 2000, the 1998 Plan was amended to change the standard vesting schedule on future grants to be ratable over a five-year period unless an alternative vesting schedule is established in individual award agreements. In addition, in May 2000, all outstanding grants under the 1998 Plan were amended to provide for ratable vesting over a five-year period. The 1998 Plan provides for a maximum of 2,800,000 shares of the Company's common stock to be available for issuance upon exercise of options. At December 31, 2000, 1,335,000 shares remained available for the issuance of stock options.

     Information relating to activity in the Company's stock option plans is summarized in the following table. Unless otherwise indicated, options have been granted with exercise prices equal to market price.

                                                                          WEIGHTED        WEIGHTED
                                                          NUMBER OF       AVERAGE         AVERAGE
                                                           SHARES      EXERCISE PRICE    FAIR VALUE
                                                          ---------    --------------    ----------
Options outstanding at January 1, 1998..................    883,680       $ 39.73
Options granted.........................................    180,000       $119.64          $69.22
Options granted with exercise price greater than
  market................................................  1,605,200       $ 76.74          $36.42
Options exercised.......................................       (800)      $ 30.00
Options forfeited.......................................    (79,000)      $ 66.60
Options cancelled.......................................   (900,200)      $108.03
                                                          ---------
Options outstanding at December 31, 1998................  1,688,880       $ 45.76
Options granted.........................................     64,000       $ 31.28          $23.05
Options granted with exercise price greater than
  market................................................    136,000       $ 36.17          $17.87
Options exercised.......................................    (32,000)      $ 30.00
Options forfeited.......................................    (99,040)      $ 45.74
                                                          ---------
Options outstanding at December 31, 1999................  1,757,840       $ 44.78
Options granted.........................................    596,000       $ 12.28          $ 9.81
Options forfeited.......................................   (286,840)      $ 55.23
                                                          ---------
Options outstanding at December 31, 2000................  2,067,000       $ 33.96
                                                          =========
Options exercisable at December 31, 1998................    246,280       $ 33.89
                                                          =========
Options exercisable at December 31, 1999................    577,040       $ 41.51
                                                          =========
Options exercisable at December 31, 2000................    818,400       $ 39.90
                                                          =========

     Information relating to options outstanding at December 31, 2000, is summarized as follows:

                                OUTSTANDING                        EXERCISABLE
                 -----------------------------------------   ------------------------
   RANGE OF                WEIGHTED AVG.    WEIGHTED AVG.              WEIGHTED AVG.
EXERCISE PRICES  OPTIONS   EXERCISE PRICE   REMAINING LIFE   OPTIONS   EXERCISE PRICE
---------------  -------   --------------   --------------   -------   --------------
$6.25 - $7.66     64,000       $ 6.34            9.88          4,000       $ 7.66
$12.97 - $17.66  532,000       $13.05            9.34         12,000       $16.33
$26.41 - $41.25  780,000       $30.21            5.99        501,600       $30.09
$56.25           681,000       $56.25            7.75        290,800       $56.25
$98.13            10,000       $98.13            3.30         10,000       $98.13

     The Company accounts for the issuance of stock options to employees and nonemployee directors in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

compensation cost recognized by the Company on the options granted to employees and nonemployee directors in 2000, 1999, and 1998.

     The Company accounts for the issuance of stock options to nonemployees, other than directors, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the cost of a transaction to be measured at the date of grant based on the fair value of the options granted. SFAS No. 123 also provides for an alternative measurement of compensation cost based on the fair value of the options granted to employees and directors. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. During 2000, the Company granted 9,000 options with a three-year vesting period to employees of its affiliates who provide legal support services. The fair value of these option grants of approximately $93 will be recognized as compensation expense over the vesting period. For the year ended December 31, 2000, the Company incurred $21 of compensation expense related to these option grants. During 1999, the Company granted 10,000 options to a former employee in connection with the abandonment of a business. The fair value of this option grant of approximately $55 was charged against the liability related to the abandonment of this business.

     The following weighted average assumptions were used in calculating the fair value of options granted:

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Risk-free interest rate............................    5.89%        5.27%        5.34%
Expected life......................................  7.0 years    7.0 years    6.9 years
Expected volatility................................   0.8669       0.7912       0.6159
Expected dividend yield............................     0%           0%           0%

     Had the Company elected to account for the issuance of stock options to employees and directors under SFAS No. 123, the compensation cost would have been $7,382, $7,142, and $3,515 for the years ended December 31, 2000, 1999, and 1998, respectively. The pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999, and 1998, calculated as if the Company had elected to account for the issuance of stock options under SFAS No. 123, were as follows:

                                                        2000         1999       1998
                                                      ---------    --------    ------
Net income (loss)...................................  $(103,802)   $(16,128)   $6,137
Basic earnings (loss) per share.....................  $  (11.48)   $  (0.72)   $ 0.30
Diluted earnings (loss) per share...................  $  (11.48)   $  (0.72)   $ 0.30

16. EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the years ended December 31, 2000, 1999, and 1998. The number of common shares used in the computation of basic and diluted earnings per

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

share for the years ended December 31, 2000, 1999, and 1998, including pro forma computations, are summarized as follows:

                                                      2000         1999         1998
                                                    ---------    ---------    ---------
Basic:
  Weighted average issued shares outstanding......  9,030,000    8,974,000    8,221,000
  Contingently issuable common shares not
     issued.......................................     10,000        8,000        4,000
                                                    ---------    ---------    ---------
Weighted average shares outstanding -- Basic......  9,040,000    8,982,000    8,225,000
Effect of Dilutive Securities:
  Stock options and warrants......................                              264,000
  Contingently issuable common shares.............                                1,000
                                                    ---------    ---------    ---------
Weighted average shares outstanding -- Diluted....  9,040,000    8,982,000    8,490,000
                                                    =========    =========    =========

17. RELATED PARTY TRANSACTIONS

     In addition to the business it transacts with Applied Printing, the Company also does business and shares services with entities beneficially owned by the Chairman of the Board and the Chairman, including the Daily News, L.P. (the "Daily News") and U.S. News & World Report, L.P. ("U.S. News"). The Company also conducted business in 1998 with Snyder Communications, Inc., ("Snyder"), a provider of outsourced marketing services. At such time, the Chairman of the Board and the Chairman were members of the Board of Directors of Snyder and in the aggregate owned approximately 10.0% of the outstanding common stock. Also, during the year ended December 31, 1998, the Company utilized the services of Boston Properties, Inc. ("Boston Properties"), a real estate development company of which the Chairman of the Board is the Chairman of the Board of Directors and owns approximately 10.0% of the outstanding common stock, primarily for construction related to office space occupied by the Company in New York City.

     DUE TO/FROM AFFILIATES -- Affiliates owed the Company $5,084 and $6,615 at December 31, 2000 and 1999, respectively, representing trade receivables. The Company owed affiliates $1,115 and $1,909 at December 31, 2000 and 1999, respectively.

     AFFILIATE SALES AND PURCHASES -- The Company has entered into agreements with U.S. News, the Daily News, and Applied Printing pursuant to which it provides content management and digital services. The agreement with U.S. News expired on December 31, 2000. However, the Company continues to provide services to U.S. News and is currently negotiating a new agreement. The agreements with the Daily News are renewable annually by mutual agreement of the parties. The agreement with Applied Printing commenced in January 1999 and extends for a period of five years. The Company paid $500 to secure the Applied Printing agreement, which is being amortized over the life of the agreement. The Company also occasionally provides services to and purchases services from related parties in addition to those services covered by these agreements. Sales to and purchases from related parties for the years ended December 31, 2000, 1999, and 1998, were as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Affiliate sales.......................................  $11,401    $13,008    $23,658
Affiliate purchases...................................  $   360    $ 2,962    $ 7,921

     Sales to affiliates represented 2.0%, 2.4%, and 7.0%, of the Company's revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

     SHARED COSTS -- The Company receives certain legal, computer, and administrative services from the Daily News and U.S. News. For such services, the Company incurred charges of $1,138, $1,514, and $508 for

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

the years ended December 31, 2000, 1999, and 1998, respectively. The Company also received certain merger and acquisition services from the Daily News in 1999 and 1998, for which the Company was charged $280 and $251, respectively.

     In addition, during 1998, the Company jointly implemented new financial and administrative systems with the Daily News and U.S. News. Certain of the software vendor costs incurred for this project were divided among the Company and its affiliates on the basis of either specific identification or an allocation of common charges based on an estimate of the number of end users. The Company incurred charges of $3,810 during 1998 related to the software vendor for this project, which was included as part of "Other noncurrent assets" at December 31, 2000 and 1999.

     LEASES -- The Company leases office space in Washington, D.C., from U.S. News for which it incurred charges of $267, $205, and $306, for the years ended December 31, 2000, 1999, and 1998, respectively. The Company leased office space in New York City from Applied Printing for a portion of 1998 for which it incurred charges of $106. The Company leased a facility in New York City from the Daily News for a portion of the year ended December 31, 2000, for the year ended December 31, 1999, and a portion of the year ended December 31, 1998, for which the Company incurred charges of $15, $156, and $174, respectively. The Company also incurred charges with U.S. News of $220 and $184 for the years ended December 31, 2000 and 1999, respectively, for leasing additional space used by the Company at its corporate headquarters in New York City.

18. RETIREMENT PLANS

     The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pre-tax and after-tax basis. During 2000, the Company adopted certain plan amendments in order to better attract and retain employees. Such amendments included reducing the service requirement necessary for eligibility from six months to three months, and changing the vesting in any discretionary Company contributions from 100% upon completion of five years of service to ratably over each of the first five years of service. Company contributions to the plan totaled $514 in 2000. There were no Company contributions to the plan in 1999 or 1998.

     The Company has various defined contribution plans covering employees at certain acquired operations who meet eligibility requirements. Amounts contributed to these defined contribution plans are at the Company's discretion. Contributions charged to operations for such plans for the years ended December 31, 2000, 1999, and 1998, were $2,764, $1,983 and $806, respectively. The
Company also contributes to various multi-employer benefit plans that cover employees pursuant to collective bargaining agreements. The total contributions to multi-employer plans charged to operations for the years ended December 31, 2000, 1999, and 1998, were $807, $558, and $461, respectively.

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

     The Company provides credit to customers on an uncollateralized basis after evaluating customer creditworthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and retailing businesses. The Company's five largest nonaffiliated customers provided 28%, 30%, and 32% of revenues for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, amounts due from these customers represent 27% and 23% of trade accounts receivable at December 31, 2000 and 1999, respectively. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

21. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes were as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Interest paid (net of amounts capitalized)............  $29,993    $22,092    $ 5,097
Income taxes paid (refunded)..........................  $(5,847)   $ 2,673    $15,214

     Noncash investing and financing activities were as follows:

                                                      2000       1999         1998
                                                     ------    ---------    ---------
Additions to intangible assets for contingent
  payments.........................................  $2,234    $   7,784    $   5,001
Reduction of goodwill from amortization of excess
  tax deductible goodwill..........................  $  143    $     143    $     143
Common stock issued as additional consideration for
  prior period acquisitions........................  $2,000    $     240
Fair value of stock options issued to
  non-employees....................................  $   21    $      55
Exchange of Preference Shares for Subordinated
  Notes............................................  $   68    $  29,867
Increase in additional paid-in capital from income
  tax benefit associated with exercise of stock
  options..........................................            $      15    $       9
Acquisition of property, plant, and equipment in
  exchange for obligations under capital leases....                         $   3,373
Non-contingent future payments related to
  acquisitions.....................................                         $   1,234
Common stock and warrants issued for
  acquisitions.....................................                         $ 225,665

Acquisitions:
Fair value of assets acquired......................            $ 254,561    $ 572,986
Cash paid..........................................             (125,419)    (272,752)
Fair value of common stock and warrants issued.....                          (225,665)
                                                               ---------    ---------
Liabilities assumed................................            $ 129,142    $  74,569
                                                               =========    =========

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                   2000                      1999
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
ASSETS:
Cash and cash equivalents...............  $  6,406     $  6,406     $ 17,642     $ 17,642
Marketable securities...................  $  1,677     $  1,677     $  2,127     $  2,127
Other assets............................  $  2,814     $  2,814     $  5,165     $  5,165

LIABILITIES:
Long-term debt..........................  $220,996     $220,900     $315,231     $314,246
Subordinated notes......................  $ 27,745     $ 28,280     $ 29,867     $ 31,184
Minority interest.......................  $ 36,584     $ 33,181     $ 34,152     $ 32,295
Obligations under capital leases........  $  2,828     $  2,699     $  5,732     $  5,449

OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Unrealized gain (loss) on interest rate
  swap agreements.......................               $    (26)                 $  2,058
Unrealized gain on warrants to purchase
  marketable securities.................               $      2                  $     68

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

     The Company measures profit or loss of its segments based on operating income. Operating income for segments includes interest associated with equipment financing, which is included in interest expense in the Consolidated Statements of Income, and excludes amortization of intangible assets, gain
(loss) on disposal of property and equipment, gain on sale of businesses, restructuring income (charges), and impairments and other charges. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the Consolidated Financial Statements.

     Segment information relating to results of continuing operations was as follows:

                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUE:
Content Management Services................................  $513,581    $489,462    $304,067
Other operating segments...................................    52,959      42,602      34,875
                                                             --------    --------    --------
Total......................................................  $566,540    $532,064    $338,942
                                                             ========    ========    ========
OPERATING INCOME:
Content Management Services................................  $ 61,406    $ 53,968    $ 51,475
Other operating segments...................................     7,600       3,655       2,147
                                                             --------    --------    --------
Total......................................................    69,006      57,623      53,622
Other business activities..................................   (33,669)    (24,055)    (13,971)
Amortization of intangibles................................   (13,334)    (11,306)     (5,724)
Gain (loss) on disposal of property and equipment..........     2,327      (2,402)        318
Gain on sale of businesses.................................    16,590
Interest expense...........................................   (28,017)    (18,639)     (5,850)
Interest income............................................       794         475       1,817
Other income...............................................       154         908         287
Restructuring income (charges).............................       202      (3,572)     (8,550)
Impairments and other charges..............................    (1,241)     (6,302)     (5,659)
                                                             --------    --------    --------
Consolidated income (loss) from continuing operations
  before provision for income taxes and minority
  interest.................................................  $ 12,812    $ (7,270)   $ 16,290
                                                             ========    ========    ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                               2000       1999       1998
                                                              -------    -------    -------
INTEREST EXPENSE ON EQUIPMENT FINANCING:
Content Management Services.................................  $   403    $   487    $   378
Other operating segments....................................        8         17         21
Other business activities...................................                   3         58
                                                              -------    -------    -------
Total.......................................................  $   411    $   507    $   457
                                                              =======    =======    =======
DEPRECIATION EXPENSE:
Content Management Services.................................  $21,828    $20,782    $10,735
Other operating segments....................................    1,437      1,977      1,013
Other business activities...................................    1,953      1,287      1,523
                                                              -------    -------    -------
Total.......................................................  $25,218    $24,046    $13,271
                                                              =======    =======    =======

     Segment information related to the Company's assets was as follows:

                                                                2000        1999
                                                              --------    --------
TOTAL ASSETS:
Content Management Services.................................  $614,177    $711,830
Other operating segments....................................    31,222      35,423
Other business activities...................................    32,044      35,136
Discontinued operations.....................................    44,790     148,621
                                                              --------    --------
Total.......................................................  $722,233    $931,010
                                                              ========    ========
EXPENDITURES ON LONG-LIVED ASSETS:
Content Management Services.................................  $ 14,858    $ 15,414
Other operating segments....................................     1,645       1,622
Other business activities...................................     1,724       8,920
                                                              --------    --------
Total.......................................................  $ 18,227    $ 25,956
                                                              ========    ========

     Prior to 1999, all of the Company's revenues from continuing operations were generated, and all of its property, plant, and equipment for continuing operations was located, in the United States. The Company's publishing business generated revenues in foreign countries of $15,038, $17,088, and $6,475 for the years ended December 31, 2000, 1999, and 1998, respectively, and had long-lived assets in foreign countries of $899

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

and $675 as of December 31, 2000 and 1999, respectively. Segment information for continuing operations relating to geographic regions for 2000 and 1999 was as follows:

                                                                2000        1999
                                                              --------    --------
REVENUES:
United States...............................................  $514,672    $495,793
United Kingdom..............................................    47,696      32,746
Other foreign countries.....................................     4,172       3,525
                                                              --------    --------
Total.......................................................  $566,540    $532,064
                                                              ========    ========
LONG-LIVED ASSETS:
United States...............................................  $ 72,084    $ 88,033
United Kingdom..............................................     4,387      19,182
Other foreign countries.....................................       601         967
                                                              --------    --------
Total.......................................................  $ 77,072    $108,182
                                                              ========    ========

24. COMPREHENSIVE INCOME

     Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. Other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31, 2000, 1999, and 1998, consisted of unrealized holding gains and losses on available-for-sale securities and gains and losses from foreign currency translation adjustments. No income tax effect is reported for unrealized gains and losses from foreign currency translation adjustments since they relate to indefinite investments in foreign subsidiaries. Comprehensive income and accumulated comprehensive income, including related tax effects, were as follows:

                                                                                    FOREIGN      ACCUMULATED
                                                                                   CURRENCY         OTHER
                                                   HOLDING GAINS (LOSSES) ON      TRANSLATION   COMPREHENSIVE
                                                 AVAILABLE-FOR-SALE SECURITIES    ADJUSTMENTS      INCOME
                                                -------------------------------   -----------   -------------
                                                 PRETAX      TAX     AFTER TAX     AFTER TAX      AFTER TAX
                                                 AMOUNT    EFFECT      AMOUNT       AMOUNT         AMOUNT
                                                --------   -------   ----------   -----------   -------------
Balance at January 1, 1998....................  $   (53)    $  22      $  (31)       $  --         $   (31)
Unrealized loss...............................                                          (4)             (4)
Reclassification adjustment for losses
  realized in net income......................       53       (22)         31                           31
                                                -------     -----      ------        -----         -------
Balance at December 31, 1998..................       --        --          --           (4)             (4)
Unrealized gain...............................    1,926      (809)      1,117          151           1,268
                                                -------     -----      ------        -----         -------
Balance at December 31, 1999..................    1,926      (809)      1,117          147           1,264
Unrealized loss...............................   (1,109)      466        (643)        (157)         (1,131)
Reclassification adjustment for losses
  realized in net income......................                                          58             389
                                                -------     -----      ------        -----         -------
Balance at December 31, 2000..................  $   817     $(343)     $  474        $  48         $   522
                                                =======     =====      ======        =====         =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             2000 QUARTER ENDED
                                         -----------------------------------------------------------
                                         MARCH 31    JUNE 30(1)    SEPTEMBER 30(2)    DECEMBER 31(3)
                                         --------    ----------    ---------------    --------------
Revenues...............................  $144,319     $147,023        $140,043           $135,155
Gross profit...........................  $ 47,032     $ 50,416        $ 48,572           $ 44,927
Income (loss) from continuing
  operations before provision for
  income taxes and minority interest...  $ (4,645)    $ (1,112)       $  4,035           $ 14,534
Income (loss) from continuing
  operations...........................  $ (7,445)    $ (1,676)       $  1,821           $  5,158
Loss from discontinued operations......    (1,474)     (96,909)
                                         --------     --------        --------           --------
Net income (loss)......................  $ (8,919)    $(98,585)       $  1,821           $  5,158
                                         ========     ========        ========           ========
Earnings (loss) per common share from
  continuing operations:
  Basic................................  $  (0.82)    $  (0.19)       $   0.20           $   0.57
  Diluted..............................  $  (0.82)    $  (0.19)       $   0.20           $   0.57

                                                             1999 QUARTER ENDED
                                          ---------------------------------------------------------
                                          MARCH 31    JUNE 30     SEPTEMBER 30(4)    DECEMBER 31(5)
                                          --------    --------    ---------------    --------------
Revenues................................  $93,945     $130,710       $151,144           $156,265
Gross profit............................  $29,094     $ 41,172       $ 51,548           $ 46,710
Income (loss) from continuing operations
  before provision for income taxes and
  minority interest.....................  $ 2,160     $  4,826       $  1,533           $(15,789)
Income (loss) from continuing
  operations............................  $  (565)    $  2,058       $    819           $(13,846)
Income (loss) from discontinued
  operations............................      940         (121)        (1,640)               369
                                          -------     --------       --------           --------
Net income (loss).......................  $   375     $  1,937       $   (821)          $(13,477)
                                          =======     ========       ========           ========
Earnings (loss) per common share from
  continuing operations:
  Basic.................................  $ (0.06)    $   0.23       $   0.09           $  (1.53)
  Diluted...............................  $ (0.06)    $   0.23       $   0.09           $  (1.53)

---------------
(1) Includes a restructuring charge of $611, an impairment charge of $583 related to equipment abandoned in connection with the restructuring, and a charge of $658 for the write down of long-lived assets.

(2) Includes a gain of $2,359 on disposal of property and equipment.

(3) Includes a gain of $16,590 on sale of businesses.

(4) Includes a restructuring charge of $827 and an impairment charge of $1,038 related to property and equipment disposed of in connection with the Company's restructuring plans.

(5) Includes a $2,745 restructuring charge, a $4,520 impairment charge related to property and equipment, a $744 charge for impairment of certain digital events photography operations, a loss of $2,368 on disposal of equipment, and a charge of $418 relating to a change in accounting estimate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)Directors. -- The information with respect to directors required by this item is incorporated herein by reference to the 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

     (b)Executive Officers. -- The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to the 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Listed below are the documents filed as a part of this report:

          1. Financial Statements and the Independent Auditors' Report:

             Independent Auditors' Report.

             Consolidated Balance Sheets as of December 31, 2000 and 1999.

             Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998.

             Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, 1998.

             Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998.

             Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules:

             Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998.

          3. Exhibits:

             2.1          Asset Purchase Agreement by and among Applied Graphics
                          Technologies, Inc., and Flying Color Graphics, Inc. and its
                          Shareholders dated January 16, 1998 (Incorporated by
                          reference to Exhibit No. 2.1 forming part of the
                          Registrant's Report on Form 8-K (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Exchange Act of 1934, as amended, on January 30,
                          1998).
             2.2          Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
                          Technologies, Inc., and AGT Acquisition Corp. (Incorporated
                          by reference to Exhibit No. 2.2 forming part of the
                          Registrant's Report on Form 10-K (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Act of 1934, as amended, for the fiscal year
                          ended December 31, 1997).
             3.1(a)       First Restated Certificate of Incorporation (Incorporated by
                          reference to Exhibit No. 3.1 forming part of the
                          Registrant's Registration Statement on Form S-1 (File No.
                          333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
             3.1(b)       Certificate of Amendment of First Restated Certificate of
                          Incorporation (Incorporated by reference to Exhibit No.
                          3.1(b) forming part of the Registrant's Report on Form 10-Q
                          (File No. 0-28208) filed with the Securities and Exchange
                          Commission under the Securities Exchange Act of 1934, as
                          amended, for the quarterly period ended June 30, 1998).
             3.1(c)       Second Certificate of Amendment of First Restated
                          Certificate of Incorporation.
             3.2(a)       Amended and Restated By-Laws of Applied Graphics
                          Technologies, Inc. (Incorporated by reference to Exhibit No.
                          3.2 forming part of Amendment No. 3 to the Registrant's
                          Registration Statement on Form S-1 (File No. 333-00478)
                          filed with the Securities and Exchange Commission under the
                          Securities Act of 1933, as amended).

             3.2(b)       Amendment to Amended and Restated By-Laws of Applied
                          Graphics Technologies, Inc. (Incorporated by reference to
                          Exhibit No. 3.3 forming part of the Registrant's
                          Registration Statement on Form S-4 (File No. 333-51135)
                          filed with the Securities and Exchange Commission under the
                          Securities Act of 1933, as amended).
             3.2(c)       Amendment to Amended and Restated By-Laws of Applied
                          Graphics Technologies, Inc. (Incorporated by reference to
                          Exhibit No. 3.2(c) forming part of Registrant's Report on
                          Form 10-Q (File No. 0-28208) filed with the Securities and
                          Exchange Commission under the Securities Exchange Act of
                          1934, as amended, for the quarterly period ended September
                          30, 2000).
             4            Specimen Stock Certificate (Incorporated by reference to
                          Exhibit No. 4 forming part of Amendment No. 3 to the
                          Registrant's Registration Statement on Form S-1 (File No.
                          333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
            10.2          Applied Graphics Technologies, Inc. 1996 Stock Option Plan
                          (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
                          Statement on Form S-1 (File No. 333-00478) filed with the
                          Securities and Exchange Commission under the Securities Act of 1933, as amended).
            10.3          Applied Graphics Technologies, Inc. Non-Employee Directors
                          Nonqualified Stock Option Plan (Incorporated by reference to
                          Exhibit No. 10.3 forming part of Amendment No. 3 to the
                          Registrant's Registration Statement on Form S-1 (File No.
                          333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
            10.6(a)       Employment Agreement, effective as of November 30, 2000,
                          between the Company and Joseph D. Vecchiolla.
            10.6(b)       Agreement and General Release, effective June 4, 2000,
                          between the Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit No. 10.6(b) forming part of the
                          Registrant's Report on Form 10-Q (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Act of 1934, as amended, for the quarterly period ended June 30, 2000).
            10.6(c)(i)    Employment Agreement, effective as of May 24, 1999, between the Company and Derek Ashley (Incorporated by reference to
                          Exhibit No. 10.6 (c) forming part of Registrant's Report on
                          Form 10-Q (File No. 0-28208) filed with the Securities and
                          Exchange Commission under the Securities Exchange Act of
                          1934, as amended, for the quarterly period ended June 30,
                          1999).
            10.6(c)(ii)   Agreement and General Release, dated December 15, 2000,
                          between the Company and Derek Ashley.
            10.6(d)(i)    Employment Agreement, effective as of April 1, 1996, between the Company and Scott A. Brownstein (Incorporated by
                          reference to Exhibit No. 10.6 forming part of Amendment No.
                          3 to the Registrant's Registration Statement on Form S-1
                          (File No. 333-00478) filed with the Securities and Exchange
                          Commission under the Securities Act of 1933, as amended).
            10.6(d)(ii)   Employment Agreement Extension dated March 23, 1998, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6 (d)(ii) forming part of the Registrant's
                          Registration Statement on Form S-4 (File No. 333-51135)
                          filed with the Securities and Exchange Commission under the
                          Securities Act of 1933, as amended).

10.6(d)(iii)   Separation Agreement, effective December 18, 2000, between the Company and Scott
               Brownstein.
10.7           Form of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.7 forming part of Amendment No. 3 to the Registrant's Registration Statement on Form S-1
               (File No. 333-00478) filed with the Securities and Exchange Commission under the
               Securities Act of 1933, as amended).
10.8           Applied Graphics Technologies, Inc., 1998 Incentive Compensation Plan, as Amended and
               Restated (Incorporated by reference to Exhibit No. 10.8 forming part of Registrant's
               Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange
               Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).
10.8(a)        Amendment No. 1, dated as of May 8, 2000, to the Applied Graphics Technologies, Inc.,
               Amended and Restated 1998 Incentive Compensation Plan (Incorporated by reference to
               Exhibit No. 10.8(a) forming part of the Registrant's Report on Form 10-Q (File No.
               0-28208) filed with the Securities and Exchange Commission under the Securities
               Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
10.9(a)        Amended and Restated Credit Agreement, dated as of March 10, 1999, among Applied
               Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet
               Bank, N.A. (Incorporated by reference to Exhibit No. 99.2 of the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on March 22, 1999).
10.9(b)        Amendment No. 1, dated as of June 2, 1999, to the Amended and Restated Credit
               Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as
               Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No.
               10.9(b) forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).
10.9(c)        Amendment No. 2, dated July 28, 1999, to the Amended and Restated Credit Agreement
               among Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial
               Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No. 10.9(c)
               forming part of Registrant's Report on Form 10-Q (File No. 0-28208) filed with the
               Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended September 30, 1999).
10.9(d)        Amendment No. 3, dated as of July 21, 2000, to the Amended and Restated Credit
               Agreement among Applied Graphics Technologies, Inc., Other Institutional Lenders as
               Initial Lenders, and Fleet Bank, N.A. (Incorporated by reference to Exhibit No.
               10.9(d) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).

            10.9(e)       Amendment No. 4, dated as of August 11, 2000, to the Amended and Restated Credit Agreement among Applied Graphics
                          Technologies, Inc., Other Institutional Lenders as Initial
                          Lenders, and Fleet Bank, N.A. (Incorporated by reference to
                          Exhibit No. 10.9(e) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities
                          and Exchange Commission under the Securities Exchange Act of
                          1934, as amended, for the quarterly period ended June 30,
                          2000).
            21            Subsidiaries of the Registrant.
            23            Consent of Deloitte & Touche LLP.

--------------------------------------------------------------------------------

     (b) The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2000.

     Current report on Form 8-K filed on December 6, 2000, regarding the resignation of Derek Ashley as Vice Chairman, Chief Executive Officer, and Chief Operating Officer of the Company.

     Current report on Form 8-K filed on December 7, 2000, regarding the completion of a two-for-five reverse stock split of the Company's common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                          (Registrant)

                                          By: /s/     FRED DRASNER
                                            ------------------------------------
                                                        Fred Drasner
                                                   Chairman and Director
                                                 (Duly authorized officer)

Date: March 19, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 19, 2001.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                 /s/ FRED DRASNER                    Chairman and Director
---------------------------------------------------    (Principal Executive Officer)
                   Fred Drasner

             /s/ JOSEPH D. VECCHIOLLA                Chief Operating Officer, Chief Financial Officer,
---------------------------------------------------    and Director (Principal Financial and
               Joseph D. Vecchiolla                    Accounting Officer)

                /s/ MARTIN D. KRALL                  Executive Vice President, Chief Legal Officer,
---------------------------------------------------    Secretary and Director
                  Martin D. Krall

             /s/ MARNE OBERNAUER, JR.                Vice Chairman and Director
---------------------------------------------------
               Marne Obernauer, Jr.

             /s/ MORTIMER B. ZUCKERMAN               Chairman of the Board of Directors
---------------------------------------------------
               Mortimer B. Zuckerman

                /s/ JOHN W. DREYER                   Director
---------------------------------------------------
                  John W. Dreyer

                /s/ JOHN R. HARRIS                   Director
---------------------------------------------------
                  John R. Harris

                /s/ DAVID R. PARKER                  Director
---------------------------------------------------
                  David R. Parker

                /s/ HOWARD STRINGER                  Director
---------------------------------------------------
                  Howard Stringer

                     SIGNATURE                                             TITLE
                     ---------                                             -----

                /s/ JOHN R. WALTER                   Director
---------------------------------------------------
                  John R. Walter

                 /s/ JOHN ZUCCOTTI                   Director
---------------------------------------------------
                   John Zuccotti

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                               ADDITIONS
                                                        ------------------------
                                           BALANCE AT   CHARGED TO     CHARGED                     BALANCE AT
                                           BEGINNING    COSTS AND     TO OTHER                       END OF
               DESCRIPTION                 OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)     PERIOD
               -----------                 ----------   ----------   -----------   -------------   ----------
Allowances deducted in the balance sheet
  from assets to which they apply:
For the year ended December 31, 2000
Allowance for doubtful accounts and
  returns................................    $7,732       $3,929       $   --         $ 6,561        $5,100
                                             ======       ======       ======         =======        ======
For the year ended December 31, 1999
Allowance for doubtful accounts and
  returns................................    $9,325       $2,732       $2,324         $(6,649)       $7,732
                                             ======       ======       ======         =======        ======
For the year ended December 31, 1998
Allowance for doubtful accounts and
  returns................................    $3,989       $  775       $7,859         $(3,298)       $9,325
                                             ======       ======       ======         =======        ======

---------------
(1) Represents allowances for doubtful accounts and returns recorded in connection with acquisitions.

(2) In 2000 and 1998 represents amounts written off. In 1999 represents $2,506 for amounts written off and $4,143 for adjustments to goodwill relating to acquisitions.