Form 10-Q
period 2001-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2001-05-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____ to_____


Commission File Number 1-16431

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's common stock outstanding as of April 30, 2001, was 9,067,565.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                           March 31,    December 31,
                                                                                             2001          2000
ASSETS                                                                                   ----------    ------------
Current assets:
   Cash and cash equivalents                                                             $  13,877     $   6,406
   Marketable securities                                                                                   1,677
   Trade accounts receivable (net of allowances of $5,622 in 2001 and $5,100 in 2000)       85,969       100,394
   Due from affiliates                                                                       4,785         5,084
   Inventory                                                                                22,226        21,842
   Prepaid expenses                                                                          8,273         7,248
   Deferred income taxes                                                                    18,384        18,618
   Other current assets                                                                      5,066         4,905
   Net current assets of discontinued operations                                            38,873        44,790
                                                                                         ---------     ---------

          Total current assets                                                             197,453       210,964
Property, plant, and equipment - net                                                        62,766        63,789
Goodwill and other intangible assets (net of accumulated amortization of $34,714
      in 2001 and $31,325 in 2000)                                                         422,180       424,031
Other assets                                                                                22,542        23,449
                                                                                         ---------     ---------
          Total assets                                                                   $ 704,941     $ 722,233
                                                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                 $  78,882     $  87,344
   Current portion of long-term debt and obligations under capital leases                   23,366        18,204
   Due to affiliates                                                                           837         1,115
   Other current liabilities                                                                20,994        21,626
                                                                                         ---------     ---------
          Total current liabilities                                                        124,079       128,289
Long-term debt                                                                             202,112       204,080
Subordinated notes                                                                          26,406        27,745
Obligations under capital leases                                                             1,508         1,540
Deferred income taxes                                                                        2,390         3,896
Other liabilities                                                                           12,011        11,395
                                                                                         ---------     ---------
          Total liabilities                                                                368,506       376,945
                                                                                         ---------     ---------
Commitments and contingencies

Minority interest - Redeemable Preference Shares issued by subsidiary                       37,186        36,584
                                                                                         ---------     ---------
Stockholders' Equity:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized;
      shares issued and outstanding: 9,033,603 in 2001 and 2000)                                90            90
   Additional paid-in capital                                                              388,714       388,704
   Accumulated other comprehensive income (loss)                                              (302)          522
   Retained deficit                                                                        (89,253)      (80,612)
                                                                                         ---------     ---------
           Total stockholders' equity                                                      299,249       308,704
                                                                                         ---------     ---------
           Total liabilities and stockholders' equity                                    $ 704,941     $ 722,233
                                                                                         =========     =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                           For the Three Months Ended
                                                                      March 31,
                                                           --------------------------
                                                                2001         2000
                                                            ---------     ---------
Revenues                                                    $ 116,769     $ 144,319
Cost of revenues                                               81,836        97,287
                                                            ---------     ---------
Gross profit                                                   34,933        47,032
                                                            ---------     ---------

Selling, general, and administrative expenses                  35,530        40,886
Amortization of intangibles                                     3,389         3,363
Loss on disposal of property and equipment                         28           225
                                                            ---------     ---------
Total operating expenses                                       38,947        44,474
                                                            ---------     ---------

Operating income (loss)                                        (4,014)        2,558
Interest expense                                               (5,989)       (7,203)
Interest income                                                   203           202
Other income (expense) - net                                    1,402          (202)
                                                            ---------     ---------
Loss before provision for income
    taxes and minority interest                                (8,398)       (4,645)
Provision (benefit) for income taxes                             (357)        2,137
                                                            ---------     ---------

Loss from continuing operations before minority interest       (8,041)       (6,782)
Minority interest                                                (600)         (663)
                                                            ---------     ---------

Loss from continuing operations                                (8,641)       (7,445)
Loss from discontinued operations                                            (1,474)
                                                            ---------     ---------

Net loss                                                       (8,641)       (8,919)
Other comprehensive loss                                         (435)         (760)
                                                            ---------     ---------
Comprehensive loss                                          $  (9,076)    $  (9,679)
                                                            =========     =========
Basic loss per common share:
  Loss from continuing operations                           $   (0.95)    $   (0.82)
  Loss from discontinued operations                                           (0.17)
                                                            ---------     ---------
  Total                                                     $   (0.95)    $   (0.99)
                                                            =========     =========
Diluted loss per common share:
  Loss from continuing operations                           $   (0.95)    $   (0.82)
  Loss from discontinued operations                                           (0.17)
                                                            ---------     ---------
  Total                                                     $   (0.95)    $   (0.99)
                                                            =========     =========
Weighted average number of common shares:
  Basic                                                         9,068         9,046
  Diluted                                                       9,068         9,046


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                  --------------------------
                                                                                      2001         2000
                                                                                   ---------    ---------
Cash flows from operating activities:
Net loss                                                                           $ (8,641)    $ (8,919)
Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                                   8,862        9,738
      Deferred taxes                                                                   (398)          22
      Provision for bad debts                                                           769          252
      Loss from discontinued operations                                                            1,474
      Other                                                                              30          (75)
Changes in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                      12,009        7,473
      Due from/to affiliates                                                             21            1
      Inventory                                                                        (584)      (4,578)
      Other assets                                                                   (1,619)       6,649
      Accounts payable and accrued expenses                                          (7,143)         420
      Other liabilities                                                               1,138        4,177
      Net cash provided by operating activities of discontinued operations            6,128        8,148
                                                                                   ---------    ---------
Net cash provided by operating activities                                            10,572       24,782
                                                                                   ---------    ---------

Cash flows from investing activities:
      Property, plant, and equipment expenditures                                    (4,364)      (5,795)
      Software expenditures                                                             (95)        (738)
      Proceeds from sale of available-for-sale securities                             1,675
      Proceeds from sale of property and equipment                                                   171
      Other                                                                          (3,297)      (4,217)
      Net cash used in investing activities of discontinued operations                 (186)        (345)
                                                                                   ---------    --------
Net cash used in investing activities                                                (6,267)     (10,924)
                                                                                   ---------    --------

Cash flows from financing activities:
      Repayments of notes and capital lease obligations                                (363)      (1,916)
      Repayments of term loans                                                         (927)     (24,396)
      Borrowings (repayments) under revolving credit line - net                       4,445      (11,000)
      Proceeds from sale/leaseback transactions                                                   12,922
      Net cash used in financing activities of discontinued operations                  (25)         (30)
                                                                                   ---------    --------
Net cash provided by (used in) financing activities                                   3,130      (24,420)
                                                                                   ---------    --------

Net increase (decrease) in cash and cash equivalents                                  7,435      (10,562)
Effect of exchange rate changes on cash and cash equivalents                             36          172
Cash and cash equivalents at beginning of period                                      6,406       23,218
                                                                                   ---------    --------

Cash and cash equivalents at end of period                                         $ 13,877     $ 12,828
                                                                                   ========     ========






             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                            (In thousands of dollars)


                                                              For the three months ended March 31, 2001
                                                              -----------------------------------------

                                                                                        Accumulated other
                                                                          Additional      comprehensive    Retained
                                                       Common stock     paid-in capital   income (loss)    deficit
                                                       ------------     ---------------   -------------    -------

Balance at January 1, 2001                             $     90            $388,704         $    522      $(80,612)

Compensation cost of stock options issued to
    non-employees                                                                10

Cumulative effect of change in accounting principle                                              (15)

Effective portion of change in fair value of
    interest rate swap agreements                                                               (638)

Unrealized gain from foreign currency translation
    adjustments                                                                                  312

Reclassification adjustment for gains realized in
    net loss                                                                                    (483)

Net loss                                                                                                    (8,641)
                                                       ------------     ---------------   -------------    -------
Balance at March 31, 2001                              $     90            $388,714         $   (302)     $(89,253)
                                                       ============     ===============   =============    ========




             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's 2000 Form 10-K. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

         The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2000, have been restated to reflect the operations of the Company's publishing business as a discontinued operation. In addition, all references to the number of shares and per-share amounts in the Consolidated Statement of Operations for the three months ended March 31, 2000, have been adjusted to reflect the two-for-five reverse stock split effected on December 5, 2000. Certain other prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2001 presentation.



2.       DISCONTINUED OPERATIONS

         In June 2000, the Company's Board of Directors approved a plan to sell the Company's publishing business. During the second quarter of 2000, the Company solicited bids and entered into negotiations with a potential buyer. After long negotiations, the Company believed it was no longer in its best interest to pursue the proposed transaction, and negotiations ceased. In 2001, the Company retained a new investment banking firm and is preparing a revised offering memorandum. The Company has assumed a disposal date of June 30, 2001, although there can be no assurance that definitive terms will be reached with a potential buyer by such date.

         The accompanying financial statements have been presented to reflect the operations of the publishing business as a discontinued operation. The results of operations of the discontinued business for the three months ended March 31, 2000, presented as Discontinued Operations in the accompanying Consolidated Statement of Operations, were as follows:


Revenues                                                   $  18,406
                                                           =========

Loss from operations before income taxes                   $  (1,471)
Provision equivalent to income taxes                               3
                                                           ---------

Loss from operations                                       $  (1,474)
                                                           =========

         The results of operations of the publishing business include an allocation of interest expense of $1,629 for the three months ended March 31, 2000. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its primary credit facilities (the "1999 Credit Agreement"), which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

         The results of operations of the publishing business and the cash flows of the publishing business for the three months ended March 31, 2001 and 2000, include amounts for selected items as follows:


                                                                    2001                  2000
                                                                    ----                  ----

Income (loss) from operations before income tax                $       822          $     (1,471)
Interest expense                                               $       352          $      1,667
Interest income                                                $        38          $         34
Depreciation and amortization expense                          $       376          $      1,070
Gain (loss) on disposal of property and equipment              $        (5)         $          1
Property, plant, and equipment expenditures                    $       186          $        345
Repayments of notes and capital lease obligations              $        25          $         30


         The net assets of discontinued operations include $338 of long-term debt and obligations under capital leases, inclusive of the current portion, at March 31, 2001.


3.       RESTRUCTURING

         The Company completed various restructuring plans in prior periods (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," the "1999 Fourth Quarter Plan," and the "2000 Second Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheet as of March 31, 2001, for the future costs of the various restructuring plans, primarily future rental obligations for abandoned property and equipment, and the amounts charged against the respective restructuring liabilities during the three months ended March 31, 2001, were as follows:


                                   1998 Second      1998 Fourth       1999 Third     1999 Fourth      2000 Second
                                   Quarter Plan     Quarter Plan     Quarter Plan    Quarter Plan     Quarter Plan
                                   ------------     ------------     ------------    ------------     ------------

Balance at January 1, 2001          $    120         $    249            $   7          $  407          $   336

Facility closure costs                                    (10)                                              (48)
Abandoned assets                         (30)                               (4)            (68)
                                   ------------     ------------     ------------    ------------     ------------

Balance at March 31, 2001           $     90         $    239            $   3          $   339         $   288
                                   ============     ============     ============   ============      ============

4.       INVENTORY

         The components of inventory were as follows:

                              March 31,          December 31,
                               2001                  2000
                               ----                  ----
Work-in-process             $  19,673            $  19,089
Raw materials                   2,553                2,753
                            ---------            ---------

Total                       $  22,226            $  21,842
                            =========            =========


5.       DERIVATIVES

         In accordance with the terms of the 1999 Credit Agreement, the Company entered into four interest rate swap agreements with an aggregate notional amount of $90,000 (collectively, the "Swaps") under which the Company pays a fixed rate on a quarterly basis and is paid a floating rate based on the three month LIBOR in effect at the beginning of each quarterly payment period. Through December 31, 2000, the Company accounted for the Swaps as hedges against the variable interest rate component of the 1999 Credit Agreement.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that entities measure derivative instruments at fair value and recognize those instruments as either assets or liabilities in the statement of financial position. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. In accordance with the provisions of SFAS No. 133, the Company designated the Swaps as cash flow hedging instruments of the variable interest rate component of the 1999 Credit Agreement. Upon the adoption of SFAS No. 133, the fair value of the Swaps, a liability of $26, was recognized in "Other noncurrent liabilities" and reflected, net of tax, as a cumulative effect of a change in accounting principle in "Other comprehensive income (loss)."

         At March 31, 2001, the fair value of the Swaps was a liability of $1,370, resulting in a total loss of $1,344 for the three months ended March 31, 2001. The Company recognized $253 of this loss as a component of interest expense in the Consolidated Statement of Operations for the three months ended March 31, 2001, which represents the ineffectiveness of the Swaps during the period. The remaining loss of $1,091 was recognized, net of tax, as a component of "Other comprehensive income (loss)" for the period. During the three months ended March 31, 2001, the Company recognized a $15 reduction of interest expense relating to the reclassification into earnings of the cumulative effect recorded in "Other comprehensive income (loss)" upon the adoption of SFAS No. 133. Were the Company to unwind any of the Swaps, the gain or loss in "Accumulated other comprehensive income (loss)" associated with such swap would be reclassified into earnings over the original remaining term of that swap.

         The Derivatives Implementation Group of the Financial Accounting Standards Board continues to discuss issues and release definitive guidance pertaining to SFAS No. 133, some of which could cause the Swaps to no longer qualify as hedges. Were the Swaps to no longer qualify as hedges, any gain or loss in "Accumulated other comprehensive income (loss)" associated with the Swaps would be reclassified into earnings over the original term of the Swaps and all future changes in fair value of the Swaps would be included as a component of interest expense in the current period.

6.       RELATED PARTY TRANSACTIONS

         Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 2001 and 2000, were as follows:

                                     2001                2000
                                     ----                ----
      Affiliate sales             $   2,708           $   2,759
      Affiliate purchases         $      24           $     117
      Administrative charges      $     536           $     315

      Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.


7.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Payments of interest and income taxes for the three months ended March 31, 2001 and 2000, were as follows:

                                          2001                  2000
                                          ----                  ----
      Interest paid                   $    5,986           $    6,910
      Income taxes paid               $    1,507           $      246


      Noncash investing and financing activities for the three months ended March 31, 2001 and 2000, were as follows:

                                                                     2001          2000
                                                                     ----          ----

Additions to intangible assets for contingent payments             $  720
Fair value of stock options issued to non-employees                $   10
Reduction of goodwill from amortization of excess tax -
   deductible goodwill                                             $   52        $     92
Common stock issued as additional consideration for
   prior period acquisitions                                                     $  2,000

8.       SEGMENT INFORMATION

         Segment information relating to results of operations for the three months ended March 31, 2001 and 2000, was as follows:

                                                     2001         2000
                                                     ----         ----

Revenue:
Content Management Services                      $ 109,046     $ 131,040
Other operating segments                             7,723        13,279
                                                 ---------     ---------

Total                                            $ 116,769     $ 144,319
                                                 =========     =========

Operating Income (Loss):
Content Management Services                      $   6,680     $  11,755
Other operating segments                              (450)        1,996
                                                 ---------     ---------

Total                                                6,230        13,751
Other business activities                           (6,894)       (7,744)
Amortization of intangibles                         (3,389)       (3,363)
Loss on disposal of property and equipment             (28)         (225)
Interest expense                                    (5,922)       (7,064)
Interest income                                        203           202
Other income (expense)                               1,402          (202)
                                                 ---------     ---------
Consolidated loss before provision for income
    taxes and minority interest                  $  (8,398)    $  (4,645)
                                                 =========     =========

         Segment information relating to the Company's assets as of March 31, 2001, was as follows:



Total Assets:
Content Management Services      $610,250
Other operating segments           29,556
Other business activities          26,262
Discontinued operations - net      38,873
                                 --------
Total                            $704,941
                                 ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to maintain compliance with the financial covenant requirements under the 1999 Credit Agreement (as defined herein) or to obtain waivers from its lending institutions in the event such compliance is not maintained; the advertising market continuing to soften; the timing of completion and the success of the Company's various restructuring plans and integration efforts; the ability to consummate the sale of certain properties and non-core businesses, including the publishing business; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

         The accompanying financial statements for the three months ended March 31, 2000, have been restated to reflect the Company's publishing business as a discontinued operation. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED WITH 2000

         Revenues in the first quarter of 2001 were $27,550 lower than in the comparable period in 2000. Revenues in the 2001 period decreased by $21,994 from content management services, $4,505 from digital services, and $1,051 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's Midwest prepress and creative services operations as well as from the anticipated reduction in revenues associated with the sale of the Company's photographic laboratory business and the closing of its Atlanta prepress facility, both of which occurred subsequent to the 2000 period. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

         Gross profit decreased $12,099 in the first quarter of 2001 as a result of the decrease in revenues for the period as discussed above. The gross profit percentage in the first quarter of 2001 was 29.9% as compared to 32.6% in the 2000 period. This decrease in the gross profit percentage primarily resulted from reduced margins at the Company's Midwest prepress and creative services operations as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer and reduced margins from digital services due to the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other digital operations. Such decreases were partially offset by an increase in margins resulting from the sale of the photographic laboratory business in April 2000, which had lower margins than the Company's other content management operations.

         Selling, general, and administrative expenses in the first quarter of 2001 were $5,356 lower than in the 2000 period, but as a percent of revenue increased to 30.4% in the 2001 period from 28.3% in the 2000 period. Selling, general, and administrative expenses in 2001 and 2000 include charges of $419 and $911, respectively, for nonrestructuring-related employee termination costs.

         Interest expense in the first quarter of 2001 was $1,214 lower than in the 2000 period due primarily to reduced borrowings outstanding under the Company's primary credit facility (the "1999 Credit Agreement") as well as an overall reduction in interest rates throughout the 2001 period.

         The Company recorded an income tax benefit of $357 in the first quarter of 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

         Revenues from business transacted with affiliates for the three months ended March 31, 2001 and 2000, totaled $2,708 and $2,759, respectively, representing 2.3% and 1.9%, respectively, of the Company's revenues.

         FINANCIAL CONDITION

         During the first three months of 2001, the Company repaid $363 of notes and capital lease obligations, made contingent payments related to acquisitions of $3,297, and invested $4,364 in facility construction and new equipment. Such amounts were primarily generated from borrowings under the Company's credit facilities and cash from operating activities.

         Cash flows from operating activities of continuing operations during the first three months of 2001 decreased by $12,190 as compared to the comparable period in 2000 due primarily to the timing of vendor payments, the receipt of income tax refunds in the 2000 period with no such refunds received in 2001, and a decrease in cash from operating income.

         The Company expects to spend approximately $18,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization. The Company intends to finance these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital or borrowings under the 1999 Credit Agreement.

         Under the terms of the 1999 Credit Agreement, the Company must comply with certain financial covenants. In August 2000, the Company's lending institutions agreed to relax such financial covenant requirements through the quarterly fiscal period ending June 30, 2001. At March 31, 2001, the Company was in compliance with all financial covenants. The covenant requirements revert back to the more restrictive covenant requirements originally contained in the 1999 Credit Agreement beginning with the quarterly fiscal period ending September 30, 2001. As previously disclosed, the Company did not anticipate being able to attain compliance with these more restrictive covenant requirements. Based on its most recent projections, which have been revised to take into account current economic and advertising market conditions, the Company believes it may not be able to remain in compliance with the covenant requirements currently in effect for the quarterly fiscal period ending June 30, 2001. The Company has commenced discussions with its bank group regarding waivers of any covenant default and amendments to the financial covenant requirements that would be required in the event of noncompliance, but there can be no assurance that the Company will be successful in its efforts.

         The Company believes that cash flows from operations, sales of certain properties and noncore businesses, and available borrowing capacity, subject to the Company's ability to remain in compliance or obtain a waiver in the event of noncompliance, if any, with the financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs for the foreseeable future.

         On April 10, 2001, the Company's common stock commenced trading on The American Stock Exchange under the symbol "AGD." At such time, the Company's common stock ceased trading on the Nasdaq National Market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company's primary exposure to market risk is interest rate risk. The Company had $222,948 outstanding under its primary credit facility at March 31, 2001. Interest rates on funds borrowed under the Company's primary credit facility vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at March 31, 2001. A change in interest rates of 1.0% would result in a change in income before taxes of $1,329 based on the outstanding balance under the Company's primary credit facility and the notional amounts of the interest rate swap agreements at March 31, 2001.

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

                        3.1(c) Second Certificate of Amendment of First Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1(c) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).

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

                        4 Specimen Stock Certificate (Incorporated by reference to Exhibit 7 forming part of Registrant's Registration Statement on Form 8-A (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on April 5, 2001).

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

                        10.6(a) Employment Agreement, effective as of November 30, 2000, between the Company and Joseph D. Vecchiolla (Incorporated by reference to Exhibit No. 10.6(a) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).

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

                        10.6(c)(ii) Agreement and General Release, dated
                                    December 15, 2000, between the Company and
                                    Derek Ashley (Incorporated by reference to Exhibit No. 10.6(c)(ii) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).

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

                        10.6(d)(iii) Separation Agreement, effective December
                                    18, 2000, between the Company and Scott
                                    Brownstein (Incorporated by reference to
                                    Exhibit No. 10.6(d)(iii) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).

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

                        10.10 Consulting Agreement, dated as of March 1, 2001, by and between the Company and Knollwood Associates, LLC.



--------------------------------------------------------------------------------
(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                                         By:   /s/ Fred Drasner
                                           -------------------------------------
Date:  May 14, 2001                                                 Fred Drasner
                                                                        Chairman
                                                   (Principal Executive officer)





                                              /s/ Joseph D. Vecchiolla
                                           -------------------------------------
Date:  May 14, 2001                                         Joseph D. Vecchiolla
                             Chief Operating Officer and Chief Financial Officer
                                                   (Principal Financial Officer)