Form 10-Q
period 2001-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2001-08-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of the registrant's common stock outstanding as of July 31, 2001, was 9,067,565.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                        June 30,            December 31,
                                                                                          2001                  2000
                                                                                      --------------       ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     34,357         $        6,406
   Marketable securities                                                                                         1,677
   Trade accounts receivable (net of allowances of $5,814 in 2001
      and $5,100 in 2000)                                                                87,712                100,394
   Due from affiliates                                                                    5,113                  5,084
   Inventory                                                                             20,472                 21,842
   Prepaid expenses                                                                       6,658                  7,248
   Deferred income taxes                                                                 12,933                 18,618
   Other current assets                                                                   5,509                  4,905
   Net assets held for sale                                                              37,567
   Net current assets of discontinued operations                                                                44,790
                                                                                      --------------       ----------------
          Total current assets                                                          210,321                210,964
Property, plant, and equipment - net                                                     60,802                 63,789
Goodwill and other intangible assets (net of accumulated amortization
    of $38,103 in 2001 and $31,325 in 2000)                                             418,590                424,031
Deferred income taxes                                                                     1,557
Other assets                                                                             22,476                 23,449
                                                                                      --------------       ----------------

          Total assets                                                             $    713,746         $      722,233
                                                                                      ==============       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                           $     61,713         $       87,344
   Current portion of long-term debt and obligations under capital leases                 1,469                 18,204
   Due to affiliates                                                                        708                  1,115
   Other current liabilities                                                             21,853                 21,626
                                                                                      --------------       ----------------
          Total current liabilities                                                      85,743                128,289
Long-term debt                                                                          258,259                204,080
Subordinated notes                                                                       26,122                 27,745
Obligations under capital leases                                                          1,154                  1,540
Deferred income taxes                                                                                            3,896
Other liabilities                                                                        12,438                 11,395
                                                                                      --------------       ----------------
          Total liabilities                                                             383,716                376,945
                                                                                      --------------       ----------------
Commitments and contingencies

Minority interest - Redeemable Preference Shares issued by subsidiary                    37,426                 36,584
                                                                                      --------------       ----------------

Stockholders' Equity:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized; shares
      issued and outstanding: 9,067,565 in 2001 and 9,033,603 in 2000)                       91                     90
   Additional paid-in capital                                                           389,459                388,704
   Accumulated other comprehensive income (loss)                                           (313)                   522
   Retained deficit                                                                     (96,633)               (80,612)
                                                                                      --------------       ----------------
           Total stockholders' equity                                                   292,604                308,704
                                                                                      --------------       ----------------

           Total liabilities and stockholders' equity                              $    713,746         $      722,233
                                                                                      ==============       ================

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                           For the Six Months Ended                For the Three Months Ended
                                                                  June 30,                                    June 30,
                                                      ---------------------------------       -----------------------------------
                                                          2001                2000                2001                 2000
                                                      --------------       ------------       --------------       --------------
Revenues                                           $      234,829       $      291,342     $      118,060       $      147,023
Cost of revenues                                          163,962              193,894             82,126               96,607
                                                      --------------       ------------       --------------       --------------

Gross profit                                               70,867               97,448             35,934               50,416
                                                      --------------       ------------       --------------       --------------

Selling, general, and
    administrative expenses                                69,979               81,741             34,449               40,855
Amortization of intangibles                                 6,778                6,744              3,389                3,381
Loss (gain) on disposal of property and equipment           1,976                  (47)             1,948                 (272)
Restructuring charges                                       1,167                  611              1,167                  611
Impairment charges                                         97,766                1,241             97,766                1,241
                                                      --------------       ------------       --------------       --------------

Total operating expenses                                  177,666               90,290            138,719               45,816
                                                      --------------       ------------       --------------       --------------

Operating income (loss)                                  (106,799)               7,158           (102,785)               4,600
Interest expense                                          (11,749)             (13,194)            (5,760)              (5,991)
Interest income                                               337                  433                134                  231
Other income (expense) - net                                2,170                 (154)               768                   48
                                                      --------------       ------------       --------------       --------------

Loss from continuing operations before provision
    for income taxes and minority interest               (116,041)              (5,757)          (107,643)              (1,112)
Provision (benefit) for income taxes                       (2,480)               2,068             (2,123)                 (69)
                                                      --------------       ------------       --------------       --------------

Loss from continuing operations before
    minority interest                                    (113,561)              (7,825)          (105,520)              (1,043)
Minority interest                                          (1,186)              (1,296)              (586)                (633)
                                                      --------------       ------------       --------------       --------------

Loss from continuing operations                          (114,747)              (9,121)          (106,106)              (1,676)
Income (loss) from discontinued operations                 98,726              (98,383)            98,726              (96,909)
                                                      --------------       ------------       --------------       --------------

Net loss                                                  (16,021)            (107,504)            (7,380)             (98,585)
Other comprehensive loss                                     (835)              (1,952)              (400)              (1,192)
                                                      --------------       ------------       --------------       --------------

Comprehensive loss                                 $      (16,856)      $     (109,456)    $       (7,780)      $      (99,777)
                                                      ==============       ============       ==============       ==============

Basic loss per common share:
Loss from continuing operations                    $       (12.66)      $        (1.01)    $       (11.70)      $        (0.19)
Income (loss) from discontinued operations                  10.89               (10.87)             10.89               (10.71)
                                                      --------------       ------------       --------------       --------------
Total                                              $        (1.77)      $       (11.88)    $        (0.81)      $       (10.90)
                                                      ==============       ============       ==============       ==============

Diluted loss per common share:
Loss from continuing operations                    $       (12.66)      $        (1.01)    $       (11.70)      $        (0.19)
Income (loss) from discontinued operations                  10.89               (10.87)             10.89               (10.71)
                                                      --------------       ------------       --------------       --------------
Total                                              $        (1.77)      $       (11.88)    $        (0.81)      $       (10.90)
                                                      ==============       ============       ==============       ==============

Weighted average number of common shares:
Basic                                                       9,068                9,046              9,068                9,046
Diluted                                                     9,068                9,046              9,068                9,046

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                         --------------------------------
                                                                                             2001               2000
                                                                                         -------------      -------------
Cash flows from operating activities:
Net loss                                                                              $     (16,021)      $   (107,504)
Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                                          17,563             19,578
      Deferred taxes                                                                         (3,757)               462
      Loss (gain) on disposal of property and equipment                                       1,976               (272)
      Provision for bad debts                                                                 1,360                854
      Impairment charges                                                                     97,766              1,241
      Loss (income) from discontinued operations                                            (98,726)            98,383
      Other                                                                                     (17)               173
Changes in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                               9,326              2,569
      Due from/to affiliates                                                                   (436)              (482)
      Inventory                                                                               1,126             (3,536)
      Other assets                                                                             (517)             4,844
      Accounts payable and accrued expenses                                                 (15,949)            (8,756)
      Other liabilities                                                                       2,580               (962)
      Net cash provided by operating activities of discontinued operations                    6,425              8,577
                                                                                         -------------      -------------
Net cash provided by operating activities                                                     2,699             15,169
                                                                                         -------------      -------------

Cash flows from investing activities:
      Property, plant, and equipment expenditures                                            (9,218)            (9,978)
      Software expenditures                                                                    (585)            (1,113)
      Proceeds from sale of available-for-sale securities                                     1,675
      Proceeds from sale of property and equipment                                                              14,039
      Proceeds from sale of a business                                                                          11,693
      Other                                                                                  (3,313)            (4,217)
      Net cash used in investing activities of discontinued operations                         (351)              (706)
                                                                                         -------------      -------------
Net cash provided by (used in) investing activities                                         (11,792)             9,718
                                                                                         -------------      -------------

Cash flows from financing activities:
      Repayments of notes and capital lease obligations                                        (752)            (1,450)
      Repayments of term loans                                                               (6,240)           (33,397)
      Borrowings (repayments) under revolving credit line - net                              44,045             (4,125)
      Net cash used in financing activities of discontinued operations                          (51)               (87)
                                                                                         -------------      -------------
Net cash provided by (used in) financing activities                                          37,002            (39,059)
                                                                                         -------------      -------------

Net increase (decrease) in cash and cash equivalents                                         27,909            (14,172)
Effect of exchange rate changes on cash and cash equivalents                                     42               (435)
Cash and cash equivalents at beginning of period                                              6,406             23,218
                                                                                         -------------      -------------

Cash and cash equivalents at end of period                                            $      34,357       $      8,611
                                                                                         =============      =============


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                           (In thousands of dollars)


                                                         For the six months ended June 30, 2001
                                                         --------------------------------------

                                                                                            Accumulated
                                                                      Additional               other
                                                                        paid-in            comprehensive             Retained
                                                Common stock            capital            income (loss)             deficit
                                                --------------       --------------       -----------------       ---------------
Balance at January 1, 2001                   $        90          $     388,704        $         522           $    (80,612)

Issuance of 33,962 common shares as
   additional consideration in connection
   with prior period acquisition                       1                    719

Compensation cost of stock options issued
   to non-employees                                                          36

Cumulative effect of change in accounting
   principle                                                                                     (15)

Effective portion of change in fair value
   of interest rate swap agreements                                                             (742)

Unrealized gain from foreign currency
    translation adjustments                                                                      414

Reclassification adjustment for losses
     realized in net income                                                                     (492)

Net loss                                                                                                            (16,021)
                                                --------------       --------------       -----------------       ---------------

Balance at June 30, 2001                     $        91          $     389,459        $        (313)          $    (96,633)
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

     All references to the number of shares and per-share amounts in the Consolidated Statement of Operations for the six and three months ended June 30, 2000, have been adjusted to reflect the two-for-five reverse stock split effected on December 5, 2000. Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2001 presentation.


2.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

     In connection with the Company's adoption of a plan in June 2000 to sell its publishing business, the results of operations of that business were reflected as a discontinued operation in the Company's financial statements. At such time, the Company solicited bids and entered into negotiations with a potential buyer. Such negotiations ceased after the Company believed it was no longer in its best interest to pursue the proposed transaction. The Company continued to pursue its plan to sell the publishing business, and in 2001 it retained a new investment banking firm and distributed an updated offering memorandum. The Company has received non-binding indications of interest from several parties, certain of which have commenced due diligence. However, as of June 30, 2001, one year from the measurement date, the Company had not reached definitive terms with a potential buyer. Accordingly, the net assets of the publishing business previously reported as a discontinued operation were reclassified as "Net assets held for sale" in the Company's Consolidated Balance Sheet at June 30, 2001.

     The results of operations of the publishing business for the six and three months ended June 30, 2001 and 2000, and the estimated loss on disposal and the subsequent reversal of the loss on disposal, are presented as Discontinued Operations in the accompanying Consolidated Statements of Operations as follows:

                                                  For the six months ended               For the three months ended
                                                          June 30,                                June 30,
                                             ------------------------------------    -----------------------------------
                                                  2001                2000                2001                2000
                                             ----------------    ----------------    ----------------    ---------------
Revenues                                  $      36,007       $        36,361     $      17,578       $         17,955
                                             ================    ================    ================    ===============

Income (loss) from operations
     before income taxes                  $       1,598       $        (3,134)    $         776       $         (1,663)
Provision (benefit) equivalent to
     income taxes                                   868                     7              (150)                     4
                                             ----------------    ----------------    ----------------    ---------------

Income (loss) from operations                       730                (3,141)              926                 (1,667)
Reversal of (loss on) disposal                   97,996               (95,242)           97,800                (95,242)
                                             ----------------    ----------------    ----------------    ---------------

 Income (loss) from discontinued
 operations                               $      98,726       $       (98,383)    $      98,726       $        (96,909)
                                             ================    ================    ================    ===============

     The results of operations for the six and three months ended June 30, 2001, include income from discontinued operations for the reversal of the remaining estimated accrued loss on disposal of the publishing business originally recognized in the second quarter of 2000. The results of operations of the publishing business include an allocation of interest expense of $646 and $2,950 for the six months ended June 30, 2001 and 2000, respectively, and $325 and $1,321 for the three months ended June 30, 2001 and 2000, respectively. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its credit facility (the "1999 Credit Agreement"), which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

     Upon the reclassification of the publishing business to "Net assets held for sale," the Company recognized an impairment charge of $97,766 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires assets held for sale to be valued at the lower of carrying amount or fair value less estimated costs to sell. The fair value of the publishing business was estimated based on the recently received non-binding indications of interest. Commencing July 1, 2001, the assets of the publishing business will not be depreciated and its results of operations will be included as part of continuing operations.

     The results of operations and the cash flows of the publishing business include amounts for selected items as follows:


                                                         For the six months ended        For the three months ended
                                                                 June 30,                         June 30,
                                                       -----------------------------    ------------------------------
                                                          2001             2000             2001             2000
                                                       ------------     ------------    -------------     ------------
Income (loss) from operations before
     income tax                                    $      1,598     $     (3,134)    $       776      $     (1,663)
Interest expense                                   $        707     $      3,026     $       355      $      1,359
Interest income                                    $         73     $         68     $        35      $         34
Depreciation and amortization expense              $        734     $      2,150     $       358      $      1,080
Loss on disposal of property and equipment         $          6     $          8     $         1      $          9
Property, plant, and equipment expenditures        $        351     $        706     $       165      $        361
Repayments of notes and capital lease
    obligations                                    $         51     $         87     $        26      $         57

     The net assets of discontinued operations include $312 of long-term debt and obligations under capital leases, inclusive of the current portion, at June 30, 2001.


3.   RESTRUCTURING

     In June 2001, the Company initiated and completed a plan (the "2001 Second Quarter Plan") to consolidate certain of its content management facilities in Chicago. As part of the 2001 Second Quarter Plan, the Company terminated certain employees and consolidated the work previously performed at three facilities into a single facility. The results of operations for the six and three months ended June 30, 2001, include a charge of $1,167 for the 2001 Second Quarter Plan, which consisted of $614 for facility closure costs and $553 for employee termination costs for 50 employees. In addition, the Company completed various restructuring plans in prior periods (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," the "1999 Fourth Quarter Plan," and the "2000 Second Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of June 30, 2001, for the future costs of the various restructuring plans, primarily future rental obligations for abandoned property and equipment, and the amounts charged against the respective restructuring liabilities during the six months ended June 30, 2001, were as follows:

                                         1998          1998         1999          1999          2000         2001
                                        Second        Fourth        Third        Fourth        Second       Second
                                       Quarter       Quarter       Quarter       Quarter       Quarter      Quarter
                                         Plan          Plan         Plan          Plan          Plan         Plan
                                       ---------     ---------    ----------    ----------    ----------   ----------
Balance at January 1, 2001          $      120   $         249  $        7    $     407     $     336

Restructuring charge                                                                                      $   1,167
Facility closure costs                                     (20)                                   (91)          (48)
Employee termination costs                                                                                     (186)
Abandoned assets                           (60)                         (7)        (108)
                                       ---------     ---------    ----------    ----------    ----------   ----------

Balance at June 30, 2001            $       60   $         229  $         -   $     299     $     245     $     933
                                       =========     =========    ==========    ==========    ==========   ==========

     The charge against the 2001 Second Quarter Plan's liability for employee termination costs included 40 employees. The employees terminated under the 2001 Second Quarter Plan are principally production workers, salespeople, and administrative support staff.

     In addition to the restructuring charge incurred in connection with the 2001 Second Quarter Plan, for the six and three months ended June 30, 2001, the Company incurred nonrestructuring-related severance charges of $767 and $348, respectively, and incurred losses on the disposal of property and equipment of $1,976 and $1,948, respectively. The losses on disposal of property and equipment primarily consisted of equipment disposed of in connection with the 2001 Second Quarter Plan and other integration efforts at the Company's Midwest operations.

     The Company is currently performing an overall review of its various operations in an effort to identify additional operating efficiencies and synergies and, as a result, may incur additional restructuring charges. The Company does not anticipate any material adverse effect on its future results of operations from the various restructuring plans.

4.   INVENTORY

     The components of inventory were as follows:

                                                                              June 30,             December 31,
                                                                                2001                   2000
                                                                           ----------------      -----------------
Work-in-process                                                         $      18,063         $       19,089
Raw materials                                                                   2,409                  2,753
                                                                           ----------------      -----------------

Total                                                                   $      20,472         $       21,842
                                                                           ================      =================


5.   LONG-TERM DEBT

     In July 2001, the Company entered into an amendment to the 1999 Credit Agreement (the "Fifth Amendment") that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through December 31, 2002, removed the minimum net worth covenant requirement, and established a minimum cumulative EBITDA covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The terms of the Fifth Amendment also accelerated the maturity to January 2003, deferred scheduled principal payments until July 2002, and increased interest rates on borrowings by 50 basis points. In addition, with respect to the last $30,000 of availability under the revolving line of credit (the "Revolver"), the Company will be limited to borrowing an amount equal to a percentage of certain trade receivables. The first $51,000 of availability under the Revolver is not subject to such potential limitation. At June 30, 2001, there would have been no limitation on the amounts the Company could borrow under the Revolver. Furthermore, the Company agreed to attempt to raise $50,000 to be used to repay borrowings under the 1999 Credit Agreement. The Fifth Amendment contains a number of deadlines by which the Company must satisfy certain milestones in connection with raising such amount, the earliest of which is October 31, 2001. For each deadline missed, the Company will be required to either pay additional fees or issue warrants to its lenders to purchase shares representing a maximum of 10% of the then outstanding common stock or, until such time as the Company satisfies each requirement, incur an increase in interest rates on borrowings of a maximum of 200 basis points. The Company incurred bank fees and expenses of approximately $2,500 in connection with the Fifth Amendment.

     The principal payments on long-term debt, reflecting the modified principal payment schedule of the Fifth Amendment, including the deferral of $22,188 of principal payments that otherwise would have been classified as a current liability, are due as follows:

                2001                                                                     $            491
                2002                                                                               14,009
                2003                                                                              243,381
                2004                                                                                  900
                                                                                             ------------

                Total                                                                             258,781
                Less current portion                                                                  522
                                                                                             ------------

                Total long-term debt                                                     $        258,259
                                                                                             ============

     As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements will reflect an extinguishment of old debt and the incurrence of new debt. Accordingly, the Company will recognize a loss on extinguishment in the third quarter of 2001 of approximately $3,500, net of taxes of approximately of $2,450, as an extraordinary item.

     Based upon the modified financial covenants contained in the Fifth Amendment, the Company was in compliance with all covenants at June 30, 2001. Had the Company not entered into the Fifth Amendment, the Company would not have been in compliance with the financial covenants. There can be no assurance that the Company will be able to maintain compliance with the amended covenant requirements in future periods.


6.   DERIVATIVES

     In accordance with the terms of the 1999 Credit Agreement, the Company entered into four interest rate swap agreements with an aggregate notional amount of $90,000, two of which expire in 2001 (the "2001 Swaps") and two of which expire in 2003 (the "2003 Swaps") (collectively, the "Swaps"). Under the Swaps, the Company pays a fixed rate on a quarterly basis and is paid a floating rate based on the three-month LIBOR in effect at the beginning of each quarterly payment period. Through December 31, 2000, the Company accounted for the Swaps as hedges against the variable interest rate component of the 1999 Credit Agreement.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No.
133)." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that entities measure derivative instruments at fair value and recognize those instruments as either assets or liabilities in the statement of financial position. The accounting for the change in fair value of a derivative instrument depends on the intended use of the instrument. In accordance with the provisions of SFAS No. 133, the Company designated the Swaps as cash flow hedging instruments of the variable interest rate component of the 1999 Credit Agreement. Upon the adoption of SFAS No. 133, the fair value of the Swaps, a net loss of $26, was recognized in "Other noncurrent liabilities" and reflected, net of tax, as a cumulative effect of a change in accounting principle in "Other comprehensive income (loss)."

     At June 30, 2001, the fair value of the Swaps was a net loss of $1,311, resulting in a loss of $1,284 for the six months ended June 30, 2001, and income of $60 for the three months ended June 30, 2001. For the six and three months ended June 30, 2001, the Company recognized expense of $17 and income of $236, respectively, as a component of interest expense in the Consolidated Statement of Operations, representing the ineffectiveness of the Swaps during the periods. For the six and three months ended June 30, 2001, the Company also recognized pretax losses of $1,267 and $176, respectively, as a component of "Other comprehensive income (loss)." During the six and three months ended June 30, 2001, the Company recognized a reduction of interest expense of $30 and $15, respectively, relating to the reclassification into earnings of the cumulative effect recorded in "Other comprehensive income (loss)" upon the adoption of SFAS No. 133.

     As a result of the accelerated maturity of the 1999 Credit Agreement in accordance with the terms of the Fifth Amendment, the 2003 Swaps will no longer qualify for hedge accounting. Accordingly, the loss in "Accumulated other comprehensive income (loss)" pertaining to the 2003 Swaps on the effective date of the Fifth Amendment will be reclassified into earnings over the remaining term of the 1999 Credit Agreement, and all future changes in fair value of the 2003 Swaps will be included as a component of interest expense in the current period. The 2001 Swaps will continue to qualify for hedge accounting. Were the Company to unwind either of the 2001 Swaps, the gain or loss in "Accumulated other comprehensive income (loss)" associated with such swap agreement would be reclassified into earnings over the original term of that swap agreement. The Company expects $561 of the loss in "Accumulated other comprehensive income
(loss)" to be reclassified into earnings in the next twelve months.

     The Financial Accounting Standards Board continues to discuss issues and release definitive guidance pertaining to SFAS No. 133, some of which could cause the 2001 Swaps to no longer qualify for hedge accounting. In such event, any gain or loss in "Accumulated other comprehensive income (loss)" associated with the 2001 Swaps would be reclassified into earnings over the original term of the 2001 Swaps, and all future changes in fair value of the 2001 Swaps would be included as a component of interest expense in the current period.


7.   RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the six and three months ended June 30, 2001 and 2000, were as follows:


                                            Six months ended June 30,               Three months ended June 30,
                                            2001                 2000                2001                 2000
                                        -------------        -------------       --------------       --------------
Affiliate sales                      $     5,084         $      5,493         $     2,376         $      2,734
Affiliate purchases                  $        48         $        278         $        24         $        161
Administrative charges               $     1,061         $        734         $       525         $        419

     Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.


8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the six months ended June 30, 2001 and 2000, were as follows:

                                                                         2001                    2000
                                                                    ----------------       ------------------
     Interest paid                                               $      11,465          $      15,145
     Income taxes paid                                           $       2,462          $       1,341


     Noncash investing and financing activities for the six months ended June 30, 2001 and 2000, were as follows:

                                                                   2001                     2000
                                                              ----------------       -------------------
Issuance of common stock as additional consideration
    in connection with prior period acquisitions           $          720        $         2,000
Reduction of goodwill from amortization of excess tax
    deductible goodwill                                    $           72        $            98
Fair value of stock options issued to non-employees        $           35
Exchange of Preference Shares for subordinated notes                             $            68


9.   SEGMENT INFORMATION

     Segment information relating to results of continuing operations for the six and three months ended June 30, 2001 and 2000, was as follows:


                                                  Six months ended June 30,          Three months ended June 30,
                                                    2001              2000              2001             2000
                                               ---------------    -------------     -------------    --------------
Revenue:
Content Management Services                 $      219,703     $      263,465   $    110,657      $   132,426
Other operating segments                            15,126             27,877          7,403           14,597
                                               ---------------    -------------     -------------    --------------

Total                                       $      234,829     $      291,342   $    118,060      $   147,023
                                               ===============    =============     =============    ==============

Operating Income (Loss):
Content Management Services                 $       16,144     $       28,434   $      9,464      $    16,556
Other operating segments                              (767)             3,602           (316)           1,606
                                               ---------------    -------------     -------------    --------------

Total                                               15,377             32,036          9,148           18,162
Other business activities                          (14,581)           (16,579)        (7,688)          (8,712)
Amortization of intangibles                         (6,778)            (6,744)        (3,389)          (3,381)
Restructuring charges                               (1,167)              (611)        (1,167)            (611)
Gain (loss) on disposal of fixed assets             (1,976)                47         (1,948)             272
Impairment charges                                 (97,766)            (1,241)       (97,766)          (1,241)
Interest expense                                   (11,657)           (12,944)        (5,735)          (5,880)
Interest income                                        337                433            134              231
Other income (expense)                               2,170               (154)           768               48
                                               ---------------    -------------     -------------    --------------

Consolidated loss from continuing
    operations before provision for
    income taxes and minority interest      $     (116,041)    $        (5,757) $   (107,643)     $    (1,112)
                                               ===============    =============     =============    ==============

     Segment information relating to the Company's assets as of June 30, 2001, was as follows:

Total Assets:
Content Management Services                                                              $    625,092
Other operating segments                                                                       27,782
Other business activities                                                                      23,305
Net assets held for sale                                                                       37,567
                                                                                             ------------

Total                                                                                    $    713,746
                                                                                             ============


     The net assets held for sale at June 30, 2001, relate entirely to the Company's publishing business that was previously reported as a discontinued operation (see Note 2 to the Interim Consolidated Financial Statements).

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets without finite useful lives will no longer be amortized over an estimated useful life, but instead will be subject to an annual impairment test. SFAS No. 142 provides specific guidance for such impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Any impairment charge resulting from the initial adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Impairment charges subsequent to the initial adoption of SFAS No. 142 will be reflected as a component of income from continuing operations. The calculation of the impairment charge will be based on valuations at January 1, 2002, and will be impacted by many factors, including the overall state of the economy. Based on preliminary analyses at June 30, 2001, the Company estimates that it will incur an impairment charge in the range of $300,000 to $350,000 upon the initial adoption of SFAS No. 142, which would exceed the book value of the Company's shareholders' equity. The actual impairment incurred could differ from this range due to a change in one or more of the factors that impact the valuations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to maintain compliance with the financial covenant requirements under the 1999 Credit Agreement (as defined herein); the advertising market continuing to soften; the timing of completion and the success of the Company's various restructuring plans and integration efforts; the ability to consummate the sale of certain properties and non-core businesses, including the publishing business; the ability to raise funds to repay borrowings under the 1999 Credit Agreement by certain stated deadlines; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

     The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001, COMPARED WITH 2000

     Revenues in the first six months of 2001 were $56,513 lower than in the comparable period in 2000. Revenues in the 2001 period decreased by $43,762 from content management services, $9,842 from digital services, and $2,909 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's Midwest prepress and creative services operations, the loss of a low-margin customer at the Company's West Coast operations, and the anticipated reduction in revenues associated with both the sale of the Company's photographic laboratory business and the closing of one of its Atlanta prepress facilities, the results of which are included in the 2000 period. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000 and a decrease in revenues resulting from the continued contraction of Internet-related business. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

     Gross profit decreased $26,581 in the first six months of 2001 as a result of the decrease in revenues for the period as discussed above. The gross profit percentage in the first six months of 2001 was 30.2% as compared to 33.4% in the 2000 period. This decrease in the gross profit percentage primarily resulted from reduced margins at the Company's Midwest prepress and creative services operations as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer and reduced margins from digital services due to the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other digital operations. Such decreases were partially offset by an increase in margins resulting from the sale of the photographic laboratory business in April 2000, which had lower margins than the Company's other content management operations.

     Selling, general, and administrative expenses in the first six months of 2001 were $11,762 lower than in the 2000 period, but as a percent of revenue increased to 29.8% in the 2001 period from 28.1% in the 2000 period. Selling, general, and administrative expenses in 2001 include charges of $767 for nonrestructuring-related employee termination costs and $1,174 for consultants retained to assist the Company with its restructuring and integration efforts. Selling, general, and administrative expenses in 2000 include a charge of $1,732 for non-restructuring-related employee termination costs.

     The results of operations for the six months ended June 30, 2001, include a restructuring charge of $1,167 related to the closing of certain of the Company's content management facilities in Chicago and the consolidation of those operations into a single facility (the "2001 Second Quarter Plan"). The charge for the 2001 Second Quarter Plan consisted of $614 for facility closure costs and $553 for employee termination costs for 50 employees.

    The loss on disposal of property and equipment was $1,976 for the six months ended June 30, 2001. The loss included $654 resulting from equipment disposed of in connection with the 2001 Second Quarter Plan and $1,030 resulting from integration efforts at the Company's other Midwest content management facilities.

    At June 30, 2001, the Company reclassified the net assets of its publishing business that were previously reported as a discontinued operation to "Net assets held for sale" in its Consolidated Balance Sheet. In connection with this reclassification, for the six months ended June 30, 2001, the Company reversed the estimated loss on disposal of the publishing business, resulting in income from discontinued operations of $98,726, and incurred an impairment charge of $97,766 relating to the write down of the net assets of the publishing business to their fair value less estimated costs to sell.

     Interest expense in the first six months of 2001 was $1,445 lower than in the 2000 period due primarily to the reduced borrowings outstanding under the Company's credit facility (the "1999 Credit Agreement") as well as an overall reduction in interest rates throughout the 2001 period.

     The Company recorded an income tax benefit of $2,480 for the first six months of 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     Revenues from business transacted with affiliates for the six months ended June 30, 2001 and 2000, totaled $5,084 and $5,493, respectively, representing 2.2% and 1.9%, respectively, of the Company's revenues.


THREE MONTHS ENDED JUNE 30, 2001, COMPARED WITH 2000

     Revenues in the second quarter of 2001 were $28,963 lower than in the comparable period in 2000. Revenues in the 2001 period decreased by $21,769 from content management services, $5,336 from digital services, and $1,858 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's Midwest prepress and creative services operations, the loss of a low-margin customer at the Company's West Coast operations, and the anticipated reduction in revenues associated with both the sale of the Company's photographic laboratory business and the closing of one of its Atlanta prepress facilities, the results of which are included in the 2000 period. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000 and a decrease in revenues resulting from the continued contraction of Internet-related business. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

     Gross profit decreased $14,482 in the second quarter of 2001 as a result of the decrease in revenues for the period as discussed above. The gross profit percentage in the second quarter of 2001 was 30.4% as compared to 34.3% in the 2000 period. This decrease in the gross profit percentage primarily resulted from reduced margins at the Company's Midwest prepress and creative services operations as a result of the decrease in revenues discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer and reduced margins from digital services due to the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other digital operations. Such decreases were partially offset by an increase in margins resulting from the sale of the photographic laboratory business in April 2000, which had lower margins than the Company's other content management operations.

     Selling, general, and administrative expenses in the second quarter of 2001 were $6,406 lower than in the 2000 period, but as a percent of revenue increased to 29.2% in the 2001 period from 27.8% in the 2000 period. Selling, general, and administrative expenses in the second quarter of 2001 include charges of $348 for nonrestructuring-related employee termination costs and $1,174 for consultants retained to assist the Company with its restructuring and integration efforts. Selling, general, and administration expenses in the second quarter of 2000 include a charge of $821 for nonrestructuring-related employee termination costs. Adjusting for these charges, selling, general, and administration expenses represented 27.9% and 27.2% of revenues in the 2001 and 2000 periods, respectively.

     The results of operations in the second quarter of 2001 include a restructuring charge of $1,167 related to the 2001 Second Quarter Plan.

     The loss on disposal of property and equipment was $1,948 in the second quarter of 2001. The loss included $654 resulting from equipment disposed of in connection with the 2001 Second Quarter Plan and $1,030 resulting from nonrestructuring-related integration efforts at the Company's other Midwest content management facilities.

     At June 30, 2001, the Company reclassified the net assets of its publishing business that were previously reported as a discontinued operation to "Net assets held for sale" in its Consolidated Balance Sheet. In connection with this reclassification, for the three months ended June 30, 2001, the Company reversed the estimated loss on disposal of the publishing business, resulting in income from discontinued operations of $98,726, and incurred an impairment charge of $97,766 relating to the write down of the net assets of the publishing business to their fair value less estimated costs to sell.

     The Company recorded an income tax benefit of $2,123 in the second quarter of 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     Revenues from business transacted with affiliates for the three months ended June 30, 2001 and 2000, totaled $2,376 and $2,734, respectively, representing 2.0% and 1.9%, respectively, of the Company's revenues.


FINANCIAL CONDITION

     In July 2001, the Company entered into an amendment to the 1999 Credit Agreement (the "Fifth Amendment") that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through December 31, 2002, removed the minimum net worth covenant requirement, and established a minimum cumulative EBITDA covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The terms of the Fifth Amendment also accelerated the maturity to January 2003, deferred scheduled principal payments until July 2002, and increased interest rates on borrowings by 50 basis points. In addition, with respect to the last $30,000 of availability under the revolving line of credit (the "Revolver"), the Company will be limited to borrowing an amount equal to a percentage of certain trade receivables. The first $51,000 of availability under the Revolver is not subject to such potential limitation. At June 30, 2001, there would have been no limitation on the amounts the Company could borrow under the Revolver. Furthermore, the Company agreed to attempt to raise $50,000 to be used to repay borrowings under the 1999 Credit Agreement. The Fifth Amendment contains a number of deadlines by which the Company must satisfy certain milestones in connection with raising such amount, the earliest of which is October 31, 2001. For each deadline missed, the Company will be required to either pay additional fees or issue warrants to its lenders to purchase shares representing a maximum of 10% of the then outstanding common stock or, until such time as the Company satisfies each requirement, incur an increase in interest rates on borrowings of a maximum of 200 basis points. The Company incurred bank fees and expenses of approximately $2,500 in connection with the Fifth Amendment.

     As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements will reflect an extinguishment of old debt and the incurrence of new debt. Accordingly, the Company will recognize a loss on extinguishment in the third quarter of 2001 of approximately $3,500, net of taxes of approximately of $2,450, as an extraordinary item.

     Based upon the modified financial covenants contained in the Fifth Amendment, the Company was in compliance with all covenants at June 30, 2001. Had the Company not entered into the Fifth Amendment, the Company would not have been in compliance with the financial covenants. There can be no assurance that the Company will be able to maintain compliance with the amended covenant requirements in future periods.

     During the first six months of 2001, the Company repaid $752 of notes and capital lease obligations, made contingent payments related to acquisitions of $3,313, and invested $9,803 in facility construction, new equipment, and software-related projects. Such amounts were primarily generated from borrowings under the 1999 Credit Agreement and cash from operating activities.

     Cash flows from operating activities of continuing operations during the first six months of 2001 decreased by $10,808 as compared to the comparable period in 2000 due primarily to a decrease in cash from operating income and the timing of vendor payments, partially offset by the timing of collections from customers. Cash generated by discontinued operations during the first six months of 2001 decreased by $2,152 as compared to the 2000 period.

     The Company expects to spend approximately $15,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization and growth. The Company intends to finance a substantial portion of these expenditures with working capital or borrowings under the 1999 Credit Agreement.

     The Company believes that the cash flow from operations, including potential improvements in operations as a result of its various integration and restructuring efforts, sales of certain properties and noncore businesses, and available borrowing capacity, subject to the Company's ability to remain in compliance with the revised financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs through 2002.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets without finite useful lives will no longer be amortized over an estimated useful life, but instead will be subject to an annual impairment test. SFAS No. 142 provides specific guidance for such impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Any impairment charge resulting from the initial adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Impairment charges subsequent to the initial adoption of SFAS No. 142 will be reflected as a component of income from continuing operations. The calculation of the impairment charge will be based on valuations at January 1, 2002, and will be impacted by many factors, including the overall state of the economy. Based on preliminary analyses at June 30, 2001, the Company estimates that it will incur an impairment charge in the range of $300,000 to $350,000 upon the initial adoption of SFAS No. 142, which would exceed the book value of the Company's shareholders' equity. The actual impairment incurred could differ from this range due to a change in one or more of the factors that impact the valuations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's primary exposure to market risk is interest rate risk. The Company had $257,235 outstanding under its credit facilities at June 30, 2001. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through four interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three-month LIBOR rate. The notional amounts of the four interest rate swaps totaled $90,000 at June 30, 2001. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,672 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at June 30, 2001.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     In April 2001, the Company issued 33,962 shares of its common stock as additional consideration to the former shareholders of Agile Enterprise, Inc., which the Company acquired in September 1998. The sale and issuance of such securities by the Registrant were effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of the stockholders of Applied Graphics Technologies, Inc., was held on June 14, 2001. The stockholders voted on the following matter:

     1. The election of the following eleven directors of the Company for terms expiring at the 2002 annual meeting of stockholders:


                                                                                Shares         Shares
                                                                               Voted For      Withheld
                                                                               ---------      --------
              Fred Drasner                                                     6,151,546      1,707,028
              John W. Dreyer                                                   7,660,847        197,727
              John R. Harris                                                   7,661,167        197,407
              Martin D. Krall                                                  6,154,550      1,704,024
              Marne Obernauer, Jr.                                             6,153,510      1,705,064
              David R. Parker                                                  7,661,567        197,007
              Howard Stringer                                                  7,661,567        197,007
              Joseph D. Vecchiolla                                             6,154,190      1,704,384
              John R. Walter                                                   7,661,087        197,487
              John Zuccotti                                                    7,660,967        197,607
              Mortimer B. Zuckerman                                            7,659,494        199,080


Item 5. Other Information

     At its meeting on June 5, 2001, the Board of Directors of the Company appointed Fred Drasner as Chairman of the Board. Mortimer Zuckerman, the former Chairman of the Board, will remain as a director of the Company.

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

                      10.9(f)      Fifth Amendment, dated as of July 27, 2001, to the Amended and Restated
                                   Credit Agreement by and among Applied Graphics Technologies, Inc., the lenders party thereto, and Fleet National Bank, as agent.

                       10.10       Consulting Agreement, dated as of March 1, 2001, by and between the
                                   Company and Knollwood Associates, LLC. (Incorporated by reference to
                                   Exhibit No. 10.10 forming part of the Registrant's Report on Form 10-Q
                                   (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2001).



--------------------------------------------------------------------------------

b) The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2001:

     Current report on Form 8-K filed on April 13, 2001, announcing the listing of the Company's common stock on the American Stock Exchange and the concurrent withdrawal from listing on the NASDAQ National Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                    APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                                           (Registrant)


                                                                    By:                                    /s/ Fred Drasner



Date:  August 14, 2001                                                  ---------------------------------------------------
                                                                                                               Fred Drasner
                                                                                                                   Chairman
                                                                                              (Principal Executive Officer)




                                                                                                   /s/ Joseph D. Vecchiolla



Date:  August 14, 2001                                                  ---------------------------------------------------
                                                                                                       Joseph D. Vecchiolla
                                                                        Chief Operating Officer and Chief Financial Officer
                                                                                              (Principal Financial Officer)