Form 10-Q
period 2001-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2001-11-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's common stock outstanding as of October 31, 2001, was 9,067,565.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                             September 30,    December 31,
                                                                                 2001            2000
                                                                             -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $   3,425       $   6,406
   Marketable securities                                                                           1,677
   Trade accounts receivable (net of allowances of $5,763 in 2001
      and $5,100 in 2000)                                                         92,897         100,394
   Due from affiliates                                                             3,927           5,084
   Inventory                                                                      21,436          21,842
   Prepaid expenses                                                                4,578           7,248
   Deferred income taxes                                                          13,943          18,618
   Other current assets                                                            1,877           4,905
   Net assets held for sale                                                       40,875
   Net assets of discontinued operations                                                          44,790
                                                                               ---------       ---------
          Total current assets                                                   182,958         210,964
Property, plant, and equipment - net                                              57,795          63,789
Goodwill and other intangible assets (net of accumulated amortization
    of $41,438 in 2001 and $31,325 in 2000)                                      415,112         424,031
Deferred income taxes                                                              4,207
Other assets                                                                      22,150          23,449
                                                                               ---------       ---------
          Total assets                                                         $ 682,222       $ 722,233
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable and accrued expenses                                       $  65,463       $  87,344
   Current portion of long-term debt and obligations under capital leases          7,857          18,204
   Due to affiliates                                                               1,009           1,115
   Other current liabilities                                                      20,919          21,626
                                                                               ---------       ---------
          Total current liabilities                                               95,248         128,289
Long-term debt                                                                   223,533         204,080
Subordinated notes                                                                27,298          27,745
Obligations under capital leases                                                     955           1,540
Deferred income taxes                                                                              3,896
Other liabilities                                                                 13,979          11,395
                                                                               ---------       ---------
          Total liabilities                                                      361,013         376,945
                                                                               ---------       ---------
Commitments and contingencies

Minority interest - Redeemable Preference Shares issued by subsidiary             38,232          36,584
                                                                               ---------       ---------
Stockholders' Equity:
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized; shares
      issued and outstanding: 9,067,565 in 2001 and 9,033,603 in 2000)                91              90
   Additional paid-in capital                                                    389,481         388,704
   Accumulated other comprehensive income (loss)                                    (759)            522
   Retained deficit                                                             (105,836)        (80,612)
                                                                               ---------       ---------
           Total stockholders' equity                                            282,977         308,704
                                                                               ---------       ---------
           Total liabilities and stockholders' equity                          $ 682,222       $ 722,233
                                                                               =========       =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED Statements of OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                          For the Nine Months Ended      For the Three Months Ended
                                                                September 30,                   September 30,
                                                          -------------------------      --------------------------
                                                            2001            2000            2001            2000
                                                          ---------       ---------      ----------       ---------
Revenues                                                  $ 369,658       $ 431,385       $ 134,829       $ 140,043
Cost of revenues                                            250,965         285,365          87,003          91,471
                                                          ---------       ---------       ---------       ---------

Gross profit                                                118,693         146,020          47,826          48,572
                                                          ---------       ---------       ---------       ---------

Selling, general, and
    administrative expenses                                 112,693         118,896          42,714          37,155
Amortization of intangibles                                  10,113          10,005           3,335           3,261
Loss (gain) on disposal of property and equipment             2,242          (2,406)            266          (2,359)
Restructuring charges                                         1,167             487                            (124)
Impairment charges                                           97,766           1,241
                                                          ---------       ---------       ---------       ---------

Total operating expenses                                    223,981         128,223          46,315          37,933
                                                          ---------       ---------       ---------       ---------

Operating income (loss)                                    (105,288)         17,797           1,511          10,639
Interest expense                                            (19,297)        (20,521)         (7,548)         (7,327)
Interest income                                                 513             633             176             200
Other income (expense) - net                                  2,213             369              43             523
                                                          ---------       ---------       ---------       ---------

Income (loss) from continuing operations before
    provision for income taxes and minority interest       (121,859)         (1,722)         (5,818)          4,035
Provision (benefit) for income taxes                         (3,097)          3,674            (617)          1,606
                                                          ---------       ---------       ---------       ---------

Income (loss) from continuing operations before
    minority interest                                      (118,762)         (5,396)         (5,201)          2,429
Minority interest                                            (1,778)         (1,904)           (592)           (608)
                                                          ---------       ---------       ---------       ---------

Income (loss) from continuing operations                   (120,540)         (7,300)         (5,793)          1,821
Income (loss) from discontinued operations                   98,726         (98,383)
Extraordinary item - Loss on debt extinguishment,
    net of taxes of $2,451                                   (3,410)                         (3,410)
                                                          ---------       ---------       ---------       ---------

Net income (loss)                                           (25,224)       (105,683)         (9,203)          1,821
Other comprehensive loss                                     (1,237)         (2,223)           (402)           (271)
                                                          ---------       ---------       ---------       ---------

Comprehensive income (loss)                               $ (26,461)      $(107,906)      $  (9,605)      $   1,550
                                                          =========       =========       =========       =========

Basic income (loss) per common share:
Income (loss) from continuing operations                  $  (13.29)      $   (0.81)      $   (0.63)      $    0.20
Income (loss) from discontinued operations                    10.89          (10.88)
Extraordinary loss                                            (0.38)                          (0.38)
                                                          ---------       ---------       ---------       ---------
Total                                                     $   (2.78)      $  (11.69)      $   (1.01)      $    0.20
                                                          =========       =========       =========       =========

Diluted income (loss) per common share:
Income (loss) from continuing operations                  $  (13.29)      $   (0.81)      $   (0.63)      $    0.20
Income (loss) from discontinued operations                    10.89          (10.88)
Extraordinary loss                                            (0.38)                          (0.38)
                                                          ---------       ---------       ---------       ---------
Total                                                     $   (2.78)      $  (11.69)      $   (1.01)      $    0.20
                                                          =========       =========       =========       =========

Weighted average number of common shares:
Basic                                                         9,068           9,042           9,068           9,034
Diluted                                                       9,068           9,042           9,068           9,034


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                 -------------------------
                                                                                   2001            2000
                                                                                 ---------       ---------
Cash flows from operating activities:
Net loss                                                                         $ (25,224)      $(105,683)
Adjustments to reconcile net loss to net cash from operating activities:
      Loss (income) from discontinued operations                                   (98,726)         98,383
      Depreciation and amortization                                                 25,966          29,151
      Deferred taxes                                                                (6,078)            191
      Loss (gain) on disposal of property and equipment                              2,242          (2,406)
      Provision for bad debts                                                        4,105           2,340
      Impairment charges                                                            97,766           1,241
      Extraordinary loss                                                             5,861
      Other                                                                          2,294            (107)
Changes in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                      4,253           2,073
      Due from/to affiliates                                                         1,051           1,085
      Inventory                                                                        337          (2,608)
      Other assets                                                                   1,739           3,534
      Accounts payable and accrued expenses                                        (14,865)            637
      Other liabilities                                                              1,524          (3,998)
      Net assets held for sale                                                      (4,816)
      Net cash provided by operating activities of discontinued operations           6,425           7,642
                                                                                 ---------       ---------
Net cash provided by operating activities                                            3,854          31,475
                                                                                 ---------       ---------

Cash flows from investing activities:
      Property, plant, and equipment expenditures                                  (10,882)        (12,190)
      Software expenditures                                                           (754)         (1,226)
      Proceeds from sale of available-for-sale securities                            1,675
      Proceeds from sale of property and equipment                                                   5,836
      Proceeds from sale of a business                                                              11,799
      Other                                                                         (2,967)         (4,217)
      Net cash used in investing activities of discontinued operations                (351)         (1,003)
                                                                                 ---------       ---------
Net cash used in investing activities                                              (13,279)         (1,001)
                                                                                 ---------       ---------

Cash flows from financing activities:
      Proceeds from sale/leaseback transactions                                                     12,922
      Repayments of notes and capital lease obligations                             (1,035)         (2,562)
      Repayments of term loans                                                      (6,240)        (37,027)
      Borrowings (repayments) under revolving credit line - net                     15,795         (16,869)
      Payment of debt extinguishment fees                                           (2,000)
      Net cash used in financing activities of discontinued operations                 (51)           (448)
                                                                                 ---------       ---------
Net cash provided by (used in) financing activities                                  6,469         (43,984)
                                                                                 ---------       ---------

Net decrease in cash and cash equivalents                                           (2,956)        (13,510)
Effect of exchange rate changes on cash and cash equivalents                           (25)           (592)
Cash and cash equivalents at beginning of period                                     6,406          23,218
                                                                                 ---------       ---------

Cash and cash equivalents at end of period                                       $   3,425       $   9,116
                                                                                 =========       =========


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                            (In thousands of dollars)



                                                   For the nine months ended September 30, 2001
                                                   --------------------------------------------

                                                                                 Accumulated
                                                                Additional          other
                                                 Common           paid-in       comprehensive     Retained
                                                  stock           capital       income (loss)      deficit
                                                ---------       ----------      -------------     ---------
Balance at January 1, 2001                      $      90        $ 388,704        $     522       $ (80,612)

Issuance of 33,962 common shares as
   additional consideration in connection
   with prior period acquisition                        1              719

Compensation cost of stock options issued
   to non-employees                                                     58

Cumulative effect of change in accounting
   principle                                                                            (15)

Effective portion of change in fair value
   of interest rate swap agreements                                                  (1,052)

Unrealized gain from foreign currency
    translation adjustments                                                             (77)

Reclassification adjustment for losses
     realized in net income                                                            (137)

Net loss                                                                                            (25,224)
                                                ---------        ---------        ---------       ---------

Balance at September 30, 2001                   $      91        $ 389,481        $    (759)      $(105,836)
                                                =========        =========        =========       =========






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

     All references to the number of shares and per-share amounts in the Consolidated Statement of Operations for the nine and three months ended September 30, 2000, have been adjusted to reflect the two-for-five reverse stock split effected on December 5, 2000. Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2001 presentation.

2.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

     In connection with the Company's adoption of a plan in June 2000 to sell its publishing business, the results of operations of that business were reported as a discontinued operation in the Company's financial statements. At such time, the Company solicited bids and entered into negotiations with a potential buyer. Such negotiations ceased after the Company believed it was no longer in its best interest to pursue the proposed transaction. The Company continued to pursue its plan to sell the publishing business, and in 2001 it retained a new investment banking firm and distributed an updated offering memorandum. As of September 30, 2001, the Company was in discussions with several potential buyers. As of November 2001, the Company was proceeding toward a sale by the end of 2001, subject to the completion of due diligence and financing arrangements of a potential buyer. Given the current economic and political conditions, there can be no assurance that the transaction will be consummated by that time.

     Since as of June 30, 2001, one year from the measurement date, the Company had not reached definitive terms with a potential buyer, the net assets of the publishing business previously reported as a discontinued operation were reclassified as "Net assets held for sale" in the Company's Consolidated Balance Sheet at June 30, 2001, and continue to be reported as such at September 30, 2001. Commencing July 1, 2001, the assets of the publishing business are no longer depreciated and its results of operations are included as part of continuing operations.

     The results of operations of the publishing business for the six months ended June 30, 2001, and the nine and three months ended September 30, 2000, and the estimated loss on disposal and the subsequent reversal of the loss on disposal, are presented as Discontinued Operations in the accompanying Consolidated Statements of Operations as follows:

                                               For the six     For the nine     For the three
                                               months ended    months ended     months ended
                                                 June 30,      September 30,    September 30,
                                                   2001            2000             2000
                                               ------------    -------------    -------------
Revenues                                         $ 36,007        $ 62,183         $ 25,822
                                                 ========        ========         ========

Income (loss) from operations
     before income taxes                         $  1,598        $   (620)        $  2,513
Provision (benefit) equivalent to
     income taxes                                     868            (836)            (843)
                                                 --------        --------         --------

Income from operations                                730             216            3,356
Reversal of (loss on) disposal                     97,996         (98,599)          (3,356)
                                                 --------        --------         --------

Income (loss) from discontinued operations       $ 98,726        $(98,383)        $     --
                                                 ========        ========         ========

     The results of operations for the six months ended June 30, 2001, include income from discontinued operations for the reversal of the remaining estimated accrued loss on disposal of the publishing business originally recognized in the second quarter of 2000. The results of operations of the publishing business include an allocation of interest expense of $646 for the six months ended June 30, 2001, and $3,432 and $482 for the nine and three months ended September 30, 2000, respectively. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its credit facility (the "1999 Credit Agreement"), which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

     Upon the reclassification of the publishing business to "Net assets held for sale," the Company recognized an impairment charge of $97,766 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires assets held for sale to be valued at the lower of carrying amount or fair value less estimated costs to sell. The fair value of the publishing business was estimated based on the current discussions with potential buyers. The revenues, gross profit, and operating income from the publishing business included in the Company's results of continuing operations for the nine months and three months ended September 30, 2001, were $25,135, $13,530, and $4,826, respectively. The net assets of the publishing business include $295 of long-term debt and obligations under capital leases, inclusive of the current portion, at September 30, 2001.

3.   RESTRUCTURING

     In June 2001, the Company initiated and completed a plan (the "2001 Second Quarter Plan") to consolidate certain of its content management facilities in Chicago and to relocate one of its content management facilities in New York. As part of the 2001 Second Quarter Plan, the Company terminated certain employees and consolidated the work previously performed at three facilities in Chicago into a single facility. The results of operations for the nine months ended September 30, 2001, include a charge of $1,167 for the 2001 Second Quarter Plan, which consisted of $614 for facility closure costs and $553 for employee termination costs for 50 employees. In addition, the Company completed various restructuring plans in prior periods (the "1998 Second Quarter Plan," the "1998 Fourth Quarter Plan," the "1999 Third Quarter Plan," the "1999 Fourth Quarter Plan," and the "2000 Second Quarter Plan," respectively). The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of September 30, 2001, for the future costs of the various restructuring plans, primarily future rental obligations for abandoned property and equipment, and the amounts charged against the respective restructuring liabilities during the nine months ended September 30, 2001, were as follows:

                                    1998          1998          1999          1999         2000         2001
                                   Second        Fourth         Third        Fourth       Second       Second
                                   Quarter       Quarter       Quarter       Quarter      Quarter      Quarter
                                    Plan          Plan          Plan          Plan         Plan         Plan
                                   -------       -------       -------       -------      -------      -------
Balance at January 1, 2001         $   120       $   249       $     7       $   407      $   336

Restructuring charge                                                                                   $ 1,167
Facility closure costs                               (30)                                    (140)        (427)
Employee termination costs                                                                                (358)
Abandoned assets                       (90)                         (7)         (141)
                                   -------       -------       -------       -------      -------      -------

Balance at September 30, 2001      $    30       $   219       $    --       $   266      $   196      $   382
                                   =======       =======       =======       =======      =======      =======


     The charge against the 2001 Second Quarter Plan's liability for employee termination costs included 50 employees. The employees terminated under the 2001 Second Quarter Plan are principally production workers, salespeople, and administrative support staff.

         For the nine and three months ended September 30, 2001, the Company incurred nonrestructuring-related severance charges of $1,622 and $856, respectively, and incurred losses on the disposal of property and equipment of $2,242 and $266, respectively. The losses on disposal of property and equipment for the nine months ended September 30, 2001, primarily consisted of equipment disposed of in connection with the 2001 Second Quarter Plan and other integration efforts at the Company's Midwest operations.

     The Company continues to perform an overall review of its operations in an effort to identify additional operating efficiencies and synergies and, as a result, may incur additional restructuring charges. The Company does not anticipate any material adverse effect on its future results of operations from its various restructuring plans.

4.   INVENTORY

     The components of inventory were as follows:

                                             September 30,         December 31,
                                                 2001                 2000
                                             -------------         ------------
Work-in-process                                 $18,807              $19,089
Raw materials                                     2,629                2,753
                                                -------              -------
Total                                           $21,436              $21,842
                                                =======              =======

5.   LONG-TERM DEBT

     In July 2001, the Company entered into an amendment to the 1999 Credit Agreement (the "Fifth Amendment") that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through December 31, 2002, removed the minimum net worth covenant requirement, and established a minimum cumulative EBITDA covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The terms of the Fifth Amendment also accelerated the maturity of the 1999 Credit Agreement to January 2003, deferred scheduled principal payments until July 2002, and increased interest rates on borrowings by 50 basis points. In addition, with respect to the last $30,000 of availability under the revolving line of credit (the "Revolver"), the Company will be limited to borrowing an amount equal to a percentage of certain trade receivables. The first $51,000 of availability under the Revolver is not subject to such potential limitation. At September 30, 2001, there was no limitation on the amounts the Company could borrow under the Revolver. Furthermore, the Company agreed to attempt to raise $50,000 to be used to repay borrowings under the 1999 Credit Agreement. The Fifth Amendment contains a number of deadlines by which the Company must satisfy certain milestones in connection with raising such amount, the earliest of which has been satisfied. The next such deadline is December 31, 2001. For each deadline missed, the Company will be required to either pay additional fees or issue warrants to its lenders to purchase shares representing a maximum of 10% of the then outstanding common stock or, until such time as the Company satisfies each requirement, incur an increase in interest rates on borrowings of a maximum of 200 basis points. The Company incurred bank fees and expenses of approximately $2,500 in connection with the Fifth Amendment.

     The principal payments on long-term debt, reflecting the modified principal payment schedule of the Fifth Amendment, are due as follows:

                2001                                            $        491
                2002                                                  13,992
                2003                                                 215,131
                2004                                                     900
                                                                ------------

                Total                                                230,514
                Less current portion                                   6,981
                                                                ------------

                Total long-term debt                            $    223,533
                                                                ============

     As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements reflect an extinguishment of old debt (the "Debt Extinguishment") and the incurrence of new debt. Accordingly, the Company recognized a loss on extinguishment of $3,410, net of taxes of $2,451, as an extraordinary item.

     Based upon the modified financial covenants contained in the Fifth Amendment, the Company was in compliance with all covenants at September 30, 2001. Had the Company not entered into the Fifth Amendment, the Company would not have been in compliance with the financial covenants. There can be no assurance that the Company will be able to maintain compliance with the amended covenant requirements in future periods.

6.       DERIVATIVES

     In accordance with the original terms of the 1999 Credit Agreement, the Company originally entered into four interest rate swap agreements with an aggregate notional amount of $90,000, one of which expired in August 2001, one of which expires in December 2001 (together, the "2001 Swaps"), and two of which expire in August 2003 (the "2003 Swaps") (collectively, the "Swaps"). The remaining outstanding Swaps at September 30, 2001, have an aggregate notional amount of $65,000. Under the Swaps, the Company pays a fixed rate on a quarterly basis and is paid a floating rate based on the three-month LIBOR in effect at the beginning of each quarterly payment period. Through December 31, 2000, the Company accounted for the Swaps as hedges against the variable interest rate component of the 1999 Credit Agreement.

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

     All previous hedging relationships terminated as a result of the Debt Extinguishment. Accordingly, the loss in "Accumulated other comprehensive income
(loss)" of $1,052 pertaining to the Swaps on the effective date of the Fifth Amendment is being reclassified into earnings over the shorter of the remaining term of the individual Swaps or the remaining term of the 1999 Credit Agreement. Subsequent to the Debt Extinguishment, the 2003 Swaps did not qualify for future hedging accounting, and the Company did not redesignate the 2001 Swaps as hedges. Therefore, all changes in fair value of the Swaps subsequent to the termination of the hedging relationships have been and will be included as a component of interest expense. The Company expects $645 of the loss in "Accumulated other comprehensive income (loss)" to be reclassified into earnings in the next twelve months.

     At September 30, 2001, the fair value of the Swaps was a net loss of $2,705, resulting in a loss of $2,679 and $1,395 for the nine and three months ended September 30, 2001, respectively. For the nine and three months ended September 30, 2001, the Company recognized a non-cash charge of $1,458 and $1,472, respectively, as a component of interest expense in the Consolidated Statements of Operations, which consisted of the following:

                                                                         Nine months     Three months
                                                                            ended            ended
                                                                        September 30,    September 30,
                                                                            2001             2001
                                                                        -------------    -------------
Ineffectiveness of Swaps through termination of hedging relationships      $    79          $    62
Reclassification of loss in "Accumulated other comprehensive income
    (loss)" pertaining to termination of hedging relationships                 611              611
Change in fair market value of Swaps subsequent to termination of
    hedging relationships                                                      801              801
Reclassification of cumulative effect recorded upon adoption of
    SFAS No. 133                                                               (33)              (2)
                                                                           -------          -------

Total                                                                      $ 1,458          $ 1,472
                                                                           =======          =======

7.       RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the nine and three months ended September 30, 2001 and 2000, were as follows:

                                Nine months ended September 30,            Three months ended September 30,
                                  2001                 2000                   2001                 2000
                                ---------            ----------            ----------            ----------
Affiliate sales                  $ 7,697              $ 7,686                $ 2,613              $ 2,193
Affiliate purchases              $    50              $   298                $     2              $    20
Administrative charges           $ 1,602              $ 1,080                $   541              $   346

     Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the nine months ended September 30, 2001 and 2000, were as follows:

                                                 2001                2000
                                                 ----                ----
     Interest paid                            $   18,160          $   23,102
     Income taxes paid                        $    2,718          $    1,839


     Noncash investing and financing activities for the nine months ended September 30, 2001 and 2000, were as follows:

                                                                2001      2000
     Issuance of common stock as additional consideration
          in connection with prior period acquisitions          $ 720     $2,000
     Reduction of goodwill from amortization of excess tax
          deductible goodwill                                   $  92     $   99
     Fair value of stock options issued to non-employees        $  58
     Exchange of Preference Shares for subordinated notes                 $   68

9.   SEGMENT INFORMATION

     Segment information relating to results of continuing operations for the nine and three months ended September 30, 2001 and 2000, was as follows:

                                                    Nine months ended              Three months ended
                                                      September 30,                   September 30,
                                                -------------------------       -------------------------
                                                  2001            2000            2001            2000
                                                ---------       ---------       ---------       ---------
Revenue:
Content Management Services                     $ 322,885       $ 391,612       $ 103,182       $ 128,147
Publishing                                         25,135                          25,135
Other operating segments                           21,638          39,773           6,512          11,896
                                                ---------       ---------       ---------       ---------

Total                                           $ 369,658       $ 431,385       $ 134,829       $ 140,043
                                                =========       =========       =========       =========

Operating Income (Loss):
Content Management Services                     $  24,895       $  45,673       $   8,751       $  17,240
Publishing                                          4,826                           4,826
Other operating segments                           (1,540)          5,996            (772)          2,394
                                                ---------       ---------       ---------       ---------

Total                                              28,181          51,669          12,805          19,634
Other business activities                         (22,322)        (24,885)         (7,742)         (8,306)
Amortization of intangibles                       (10,113)        (10,005)         (3,335)         (3,261)
Restructuring charges                              (1,167)           (487)                            124
Gain (loss) on disposal of fixed assets            (2,242)          2,406            (266)          2,359
Impairment charges                                (97,766)         (1,241)
Interest expense                                  (19,156)        (20,181)         (7,499)         (7,238)
Interest income                                       513             633             176             200
Other income (expense)-net                         2,213             369              43             523
                                                ---------       ---------       ---------       ---------

Consolidated income (loss) from continuing
    operations before provision for income
    taxes and minority interest                 $(121,859)      $  (1,722)      $  (5,818)      $   4,035
                                                =========       =========       =========       =========


     Segment information relating to the Company's assets as of September 30, 2001, was as follows:

Total Assets:
Content Management Services                                     $593,122
Other operating segments                                          27,054
Other business activities                                         21,171
Net assets held for sale                                          40,875
                                                                ---------

Total                                                           $682,222
                                                                =========


     The net assets held for sale at September 30, 2001, relate entirely to the Company's publishing business that was previously reported as a discontinued operation (see Note 2 to the Interim Consolidated Financial Statements).

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives will no longer be amortized over an estimated useful life, but instead will be subject to an annual impairment test. SFAS No. 142 provides specific guidance for such impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Any impairment charge resulting from the initial adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Impairment charges subsequent to the initial adoption of SFAS No. 142 will be reflected as a component of income from continuing operations. The calculation of the impairment charge will be based on valuations at January 1, 2002, and will be impacted by many factors, including the overall state of the economy. Based on preliminary analyses at September 30, 2001, the Company estimates that it will incur an impairment charge in the range of $300,000 to $350,000 upon the initial adoption of SFAS No. 142, which would exceed the book value of the Company's stockholders' equity. The actual impairment incurred could differ from this range due to a change in one or more of the factors that impact the valuations or from additional guidance that is currently under discussion by the Financial Accounting Standards Board.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion
(APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, goodwill will no longer be allocated to long-lived assets, and therefore will no longer be subject to testing for impairment as part of those assets, but will be tested separately under SFAS No. 142. Additionally, SFAS No. 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company does not expect the implementation of SFAS No. 144 to have a material effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to remain in compliance with the financial covenant requirements under the 1999 Credit Agreement (as defined herein); the advertising market continuing to soften; the effects of the events of September 11, 2001; the timing of completion and the success of the Company's integration efforts; the ability to consummate the sale of certain properties and non-core businesses, including the publishing business; the ability to raise funds to repay borrowings under the 1999 Credit Agreement by certain stated deadlines; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

     The results of operations of the Company's publishing business were reported as a discontinued operation for all periods through June 30, 2001. Commencing July 1, 2001, the results of operations of the publishing business are included as part of the Company's continuing operations. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH 2000

     Revenues in the first nine months of 2001 were $61,727 lower than in the comparable period in 2000. Revenues in the 2001 period decreased by $68,727 from content management services, $13,689 from digital services, and $4,446 from broadcast media distribution services. These decreases were partially offset by $25,135 of revenues in the third quarter of 2001 from the publishing business. The results of operations of the publishing business were reported as a discontinued operation for the entire 2000 period and for the first six months of 2001. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's East Coast prepress operations and its Midwest prepress and creative services operations, as well as from the loss of a low-margin customer at the Company's West Coast operations. The Company also experienced an anticipated reduction in revenues associated with both the sale of its photographic laboratory business and the closing of one of its Atlanta prepress facilities, the results of which are included for a portion of the 2000 period. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000 and a decrease in revenues resulting from the continued contraction of Internet-related business. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

     Gross profit decreased $27,327 in the first nine months of 2001 as a result of the decrease in revenues for the period as discussed above. The gross profit percentage in the first nine months of 2001 was 32.1% as compared to 33.8% in the 2000 period. Continuing operations in the third quarter of 2001 included the results of operations of the publishing business, which has higher margins than the Company's other businesses. Exclusive of the publishing business, the gross profit percentage was 30.5% in the first nine months of 2001. This decrease in the gross profit percentage primarily resulted from the decrease in revenues from content management services and digital services discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer. Additionally, the gross profit percentage was adversely impacted by the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other digital operations. Such decreases were partially offset by an increase in margins resulting from the sale of the photographic laboratory business in April 2000, which had lower margins than the Company's other content management operations.

     Selling, general, and administrative expenses in the first nine months of 2001 were $6,203 lower than in the 2000 period, but as a percent of revenue increased to 30.5% in the 2001 period from 27.6% in the 2000 period. Selling, general, and administrative expenses in 2001 include charges of $1,622 for nonrestructuring-related employee termination costs and $2,186 for consultants retained to assist the Company with its restructuring and integration efforts. The 2001 period also includes the results of operations of the publishing business for the third quarter of 2001, which business incurs selling, general, and administrative costs at a higher rate than the Company's other businesses. Selling, general, and administrative expenses in 2000 include a charge of $1,734 for nonstructuring-related employee termination costs. Exclusive of the publishing business, and adjusting for these other charges, selling, general, and administrative expenses as a percent of revenue were 29.1% and 27.2% in the 2001 period and the 2000 period, respectively.

     The results of operations for the nine months ended September 30, 2001, include a restructuring charge of $1,167 related to the closing of certain of the Company's content management facilities in Chicago and the consolidation of those operations into a single facility as well as the relocation of one of its content management facilities in New York (the "2001 Second Quarter Plan"). The charge for the 2001 Second Quarter Plan consisted of $614 for facility closure costs and $553 for employee termination costs for 50 employees.

    The loss on disposal of property and equipment was $2,242 for the nine months ended September 30, 2001, primarily resulting from equipment disposed of in connection with the 2001 Second Quarter Plan and other integration efforts at the Company's Midwest content management facilities.

    At June 30, 2001, the Company reclassified the net assets of its publishing business that were previously reported as a discontinued operation to "Net assets held for sale" in its Consolidated Balance Sheet. In connection with this reclassification, for the nine months ended September 30, 2001, the Company reversed the estimated loss on disposal of the publishing business, resulting in after-tax income from discontinued operations of $98,726, and incurred an impairment charge of $97,766 relating to the write down of the net assets of the publishing business to their fair value less estimated costs to sell.

     Interest expense in the first nine months of 2001 was $1,224 lower than in the 2000 period due primarily to the reduced borrowings outstanding under the Company's credit facility (the "1999 Credit Agreement") as well as an overall reduction in interest rates throughout the 2001 period. This decrease was partially offset by a non-cash charge of $1,458 related to four interest rate swap agreements entered into by the Company that are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which was adopted by the Company on January 1, 2001 (see Note 6 to the Interim Consolidated Financial Statements). In addition, $3,432 of interest expense was allocated to discontinued operations in the 2000 period as compared to only $646 in the 2001 period (see Note 2 to the Interim Consolidated Financial Statements).

     The Company recorded an income tax benefit of $3,097 for the first nine months of 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

         Revenues from business transacted with affiliates for the nine months ended September 30, 2001 and 2000, totaled $7,697 and $7,686, respectively, representing 2.1% and 1.8%, respectively, of the Company's revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH 2000

     Revenues in the third quarter of 2001 were $5,214 lower than in the comparable period in 2000. Revenues in the 2001 period decreased by $24,965 from content management services, $3,847 from digital services, and $1,537 from broadcast media distribution services. These decreases were partially offset by $25,135 of revenues from the publishing business in the 2001 period. The results of operations of the publishing business were reported as a discontinued operation in the 2000 period. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's East Coast prepress operations and its Midwest prepress and creative services operations, as well as from the loss of a low-margin customer at the Company's West Coast operations. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000 and a decrease in revenues resulting from the continued contraction of Internet-related business. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

     Gross profit decreased $746 in the third quarter of 2001. The decrease in gross profit as a result of the decrease in revenues for the period as discussed above was almost entirely offset by the inclusion of the results of operations of the publishing business in continuing operations in the third quarter of 2001. The gross profit percentage in the third quarter of 2001 was 35.5% as compared to 34.7% in the 2000 period. Exclusive of the publishing business, the gross profit percentage was 31.3% in the third quarter of 2001. This decrease in the gross profit percentage primarily resulted from the decrease in revenues from content management services and digital services discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer. Additionally, the gross profit percentage was adversely impacted by the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other digital operations. Such decreases were partially offset by an increase in margins at the Company's Midwest creative services operations resulting from improved efficiencies realized from the 2001 Second Quarter Plan and from improved customer pricing.

     Selling, general, and administrative expenses in the third quarter of 2001 were $5,559 higher than in the 2000 period, and as a percent of revenue increased to 31.7% in the 2001 period from 26.5% in the 2000 period. Selling, general, and administrative expenses in the third quarter of 2001 include charges of $856 for nonrestructuring-related employee termination costs and $1,012 for consultants retained to assist the Company with its restructuring and integration efforts. The 2001 period also includes the results of operations of the publishing business for the third quarter of 2001, which business incurs selling, general, and administrative costs at a higher rate than the Company's other businesses. Exclusive of the publishing business, and adjusting for these other charges, selling, general, and administration expenses represented 29.3% of revenues in the 2001 period.

     Interest expense in the third quarter of 2001 was $221 higher than in the 2000 period. Lower interest expense resulting from reduced borrowings under the 1999 Credit Agreement and an overall reduction in interest rates in 2001 was more than offset by a non-cash charge of $1,472 related to four interest rate swap agreements that are accounted for in accordance with SFAS No. 133 (see Note 6 to the Interim Consolidated Financial Statements). In addition, $482 of interest expense was allocated to discontinued operations in the 2000 period with no corresponding allocation in the 2001 period (see Note 2 to the Interim Consolidated Financial Statements).

     The Company recorded an income tax benefit of $617 in the third quarter of 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     Revenues from business transacted with affiliates for the three months ended September 30, 2001 and 2000, totaled $2,613 and $2,193, respectively, representing 1.9% and 1.6%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     In July 2001, the Company entered into an amendment to the 1999 Credit Agreement (the "Fifth Amendment") that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through December 31, 2002, removed the minimum net worth covenant requirement, and established a minimum cumulative EBITDA covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The terms of the Fifth Amendment also accelerated the maturity of the 1999 Credit Agreement to January 2003, deferred scheduled principal payments until July 2002, and increased interest rates on borrowings by 50 basis points. In addition, with respect to the last $30,000 of availability under the revolving line of credit (the "Revolver"), the Company will be limited to borrowing an amount equal to a percentage of certain trade receivables. The first $51,000 of availability under the Revolver is not subject to such potential limitation. At September 30, 2001, there was no limitation on the amounts the Company could borrow under the Revolver. Furthermore, the Company agreed to attempt to raise $50,000 to be used to repay borrowings under the 1999 Credit Agreement. The Fifth Amendment contains a number of deadlines by which the Company must satisfy certain milestones in connection with raising such amount, the earliest of which has been satisfied. The next such deadline is December 31, 2001. For each deadline missed, the Company will be required to either pay additional fees or issue warrants to its lenders to purchase shares representing a maximum of 10% of the then outstanding common stock or, until such time as the Company satisfies each requirement, incur an increase in interest rates on borrowings of a maximum of 200 basis points. The Company incurred bank fees and expenses of approximately $2,500 in connection with the Fifth Amendment.

     As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements reflect an extinguishment of old debt and the incurrence of new debt. Accordingly, the Company recognized a loss on extinguishment in the third quarter of 2001 of approximately $3,410, net of taxes of approximately of $2,451, as an extraordinary item.

     Based upon the modified financial covenants contained in the Fifth Amendment, the Company was in compliance with all covenants at September 30, 2001. Had the Company not entered into the Fifth Amendment, the Company would not have been in compliance with the financial covenants. There can be no assurance that the Company will be able to maintain compliance with the amended covenant requirements in future periods.

     During the first nine months of 2001, the Company repaid $1,035 of notes and capital lease obligations, made contingent payments related to acquisitions of $2,967, and invested $11,636 in facility construction, new equipment, and software-related projects. Such amounts were primarily generated from borrowings under the 1999 Credit Agreement and cash from operating activities. Cash flows from operating activities of continuing operations during the first nine months of 2001 decreased by $26,404 as compared to the comparable period in 2000 due primarily to a decrease in cash from operating income and the timing of vendor payments.

     The Company expects to spend approximately $15,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization. The Company intends to finance a substantial portion of these expenditures with working capital or borrowings under the 1999 Credit Agreement.

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

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives will no longer be amortized over an estimated useful life, but instead will be subject to an annual impairment test. SFAS No. 142 provides specific guidance for such impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Any impairment charge resulting from the initial adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Impairment charges subsequent to the initial adoption of SFAS No. 142 will be reflected as a component of income from continuing operations. The calculation of the impairment charge will be based on valuations at January 1, 2002, and will be impacted by many factors, including the overall state of the economy. Based on preliminary analyses at September 30, 2001, the Company estimates that it will incur an impairment charge in the range of $300,000 to $350,000 upon the initial adoption of SFAS No. 142, which would exceed the book value of the Company's stockholders' equity. The actual impairment incurred could differ from this range due to a change in one or more of the factors that impact the valuations or from additional guidance that is currently under discussion by the Financial Accounting Standards Board.

         Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, goodwill will no longer be allocated to long-lived assets, and therefore will no longer be subject to testing for impairment as part of those assets, but will be tested separately under SFAS No. 142. Additionally, SFAS No. 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company does not expect the implementation of SFAS No. 144 to have a material effect on its financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company's primary exposure to market risk is interest rate risk. The Company had $228,985 outstanding under its credit facilities at September 30, 2001. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through three interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three-month LIBOR rate. The notional amounts of the three interest rate swaps totaled $65,000 at September 30, 2001. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,640 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at September 30, 2001.

                          PART II. - OTHER INFORMATION



Item 5. Other Information

     During the third quarter of 2001, the Board of Directors of the Company appointed Joseph Vecchiolla as President of the Company and Kenneth Torosian as Chief Financial Officer of the Company. Mr. Vecchiolla continues to serve as Chief Operating Officer.

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

                        10.9(f) Fifth Amendment, dated as of July 27, 2001, to the Amended and Restated Credit Agreement by and among Applied Graphics Technologies, Inc., the lenders party thereto, and Fleet National Bank, as agent. (Incorporated by reference to Exhibit No. 10.9(f) forming part of the Registrant's Report on Form 10-Q (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2001).

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


b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                              (Registrant)


                                       By:            /s/ Joseph D. Vecchiolla

Date:  November 14, 2001                  ______________________________________
                                                            Joseph D. Vecchiolla
                                           President and Chief Operating Officer
                                                   (Principal Executive Officer)





                                                         /s/ Kenneth G. Torosian

Date:  November 14, 2001                  ______________________________________
                                                             Kenneth G. Torosian
                                                           Senior Vice President
                                                         Chief Financial Officer
                                                   (Principal Financial Officer)