Form 10-K405
period 2001-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2002-04-01
CIK 1006030

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-16431
                            ------------------------

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          13-3864004
         (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)
        450 WEST 33RD STREET, NEW YORK, NY                               10001
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  212-716-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
      COMMON STOCK, PAR VALUE $.01 PER SHARE                    THE AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by non-affiliates as of February 28, 2002, was $3,112,369.

     The number of shares of the registrant's Common Stock outstanding as of February 28, 2002, was 9,067,565 shares.

     The following documents are hereby incorporated by reference into this Form 10-K:

     (1) Portions of the Registrant's 2002 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
       PART I
1.     Business....................................................    1
2.     Properties..................................................    6
3.     Legal Proceedings...........................................    6
4.     Submission of Matters to a Vote of Security Holders.........    6
       Executive Officers of the Company...........................    7
       PART II
5.     Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................    8
6.     Selected Financial Data.....................................    8
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    9
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................   15
8.     Financial Statements and Supplementary Data.................   16
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   48
       PART III
10.    Directors and Executive Officers of the Registrant..........   49
11.    Executive Compensation......................................   49
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   49
13.    Certain Relationships and Related Transactions..............   49
       PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   50
       Signatures..................................................   54

                                     PART I

     Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to maintain compliance with the financial covenant requirements under the 1999 Credit Agreement (as defined herein); the ability to raise funds to repay borrowings under the 1999 Credit Agreement by certain stated deadlines; the ability of the Company to successfully renegotiate the terms of the 1999 Credit Agreement; the ability of Kmart Corporation ("Kmart") to successfully emerge from bankruptcy; the ability to fully collect the outstanding accounts receivable from Kmart for services rendered prior to Kmart filing for bankruptcy; the impact of technological advancements on the ability of customers and competitors to provide services comparable to those provided by the Company; the continued softening of the advertising market; the effects of the events of September 11, 2001; the timing of completion and the success of the Company's restructuring plans and integration efforts; the ability to consummate the sale of certain properties and non-core businesses, including the publishing business; the rate and level of capital expenditures; and the adequacy of the Company's credit facilities and cash flows to fund cash needs.

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

     Through Portal Publications, Ltd. and its subsidiaries ("Portal"), the Company also publishes greeting cards, calendars, art prints, and other wall decor items, and sells these products primarily to mass-market merchants, card shops, bookstores, art galleries, designers, and framers. The Company is currently engaged in negotiations to sell Portal under a plan approved by the Company's Board of Directors in June 2000.

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

     Content Management Services. The Company's content management services include advertising creation services, prepress services, electronic transmission services, and limited print services. The scope of the Company's content management services and the range of customers that can make use of these services continue to evolve with the expansion of electronic distribution channels and the ability to create digital archives.

     The Company provides a full range of advertising creation services for certain of its customers, primarily retailers. Such services include strategic marketing, creative design, photography, and page development. The Company's strategic marketing services assist customers in reaching a broader audience with targeted messages through the use of research, surveys, and media planning. The creative design services offered by the Company provide customers with a creative concept along with the requisite art direction, copywriting, and design for their advertising and marketing materials. The Company's photographic services provide a wide range of digital and traditional photographic services that include model booking, prop acquisition, location procurement, set design, and studio photography.

     The Company also offers a full range of prepress services to its customers regardless of whether the advertising creation services are performed by the Company, an advertising agency, or the customer. Prepress services combine text with black and white and full-color picture and graphic content into page format for publication in print and distribution on the World Wide Web, e-mail, proprietary on-line services, and CD-ROM.

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

     Digital Services. The Company offers a broad range of digital services and products, including archiving systems, interactive services, brand management solutions, and publishing systems. The technologies used to offer these services have either been developed, in whole or in part, by the Company or are licensed from third parties at market or below market rates.

     The DigitalLink(R) system offers a method to store, manipulate, repurpose, and distribute digital images. The Company creates digital archives of photographic prints, slides, film, and other images to provide the customer with an organized, easily accessible digital format in which its images can be retrieved, distributed, substituted, and re-edited. The archive may be created at the customer's location or the Company's facilities depending on the size of the library. The Company's archiving services are generally provided under long-term contracts and are usually priced on a per-image basis according to the Company's evaluation of the customer's images and the scope of services to be provided.

     Through its interactive business, the Company offers website and multimedia creative development, implementation, and management for various marketing and e-commerce applications. The Company also provides customers with consulting services regarding the use of technology in improving communication of the customers' message.

     The Mediator application provides customers with integrated media management solutions, emphasizing on-line brand media management. Mediator delivers an electronic media library, workflow management, and the means for customers to manage their production process.

     The TeamBase(TM) software provides newspaper publishers, magazine publishers, and retailers with a professional publishing editorial system to assist in streamlining operations and organizing workflow.

     Broadcast Media Distribution Services. In its broadcast media distribution business, the Company receives a master copy of a commercial on video or audiotape, duplicates the tape, and ships the copies via air freight to radio and television stations for rebroadcast. As part of its acquisition of SpotLink, Inc. ("SpotLink") in December 1996 from Initiative Media Corporation (formerly Western International Media Corporation) ("Initiative Media"), the Company entered into a ten-year contract under which Initiative Media is obligated to direct all of its broadcast media distribution business to the Company.

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

     The Company is currently engaged in negotiations to sell Portal under a plan approved by the Company's Board of Directors in June 2000. The Company currently reports Portal as an asset held for sale. Through June 2001, Portal was reported as a discontinued operation. There can be no assurance that a sale of Portal will be consummated, nor as to the terms thereof.

CUSTOMERS

     The Company's digital media asset management customer base encompasses a wide variety of enterprises and organizations, including retailers, publishers, advertising agencies, entertainment companies, and automobile and other consumer product manufacturers. The Company's two largest customers are Sears Roebuck & Co. ("Sears") and Kmart Corporation ("Kmart"). For the years ended December 31, 2001, 2000, and 1999, revenues from Sears represented approximately 10.4%, 9.1%, and 9.7%, respectively, and revenues from Kmart represented approximately 10.3%, 8.3%, and 7.2%, respectively, of the Company's consolidated revenues. The Company's five largest nonaffiliated customers accounted for approximately 31% of total revenues in 2001. A significant reduction in business from any of these five top customers would have a material adverse effect on the Company. The Company's fifty largest nonaffiliated customers accounted for approximately 60% of the Company's revenues in 2001. Revenues from many of the Company's large customers are an aggregation of revenues for services provided by the Company to different groups within a customer, which the Company believes may limit its exposure to the loss of larger customers. For both Sears and Kmart, however, there is no such aggregation, and all revenues are derived from providing services to a single customer entity. In most cases there is no contractual arrangement that would prevent customers from selecting a competitor of the Company to perform some or all of their work. The Company provides services to Sears under a long-term agreement that expires on May 31, 2002. The parties are currently negotiating a new long-term agreement.

     On January 22, 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. A particular class of vendors was afforded critical vendor status by the bankruptcy court. Based on payments received from Kmart for services rendered prior to its bankruptcy filing and statements made by Kmart to the Company, the Company believes that it is being treated as a critical vendor. The Company has been paid approximately 43% of its accounts receivable for services rendered prior to the bankruptcy filing, and based on Kmart's indication that the Company is a critical vendor, the Company anticipates being paid for substantially all of the remaining unpaid balance. The Company continues to be paid under its normal trade terms for services rendered to Kmart subsequent to January 22, 2002. At March 19, 2002, Kmart owed the Company approximately $6,600 for services rendered prior to the bankruptcy filing. There can be no assurance that the Company will fully collect from Kmart all of the outstanding accounts receivable.

     In 2001, approximately 1.8% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mortimer B. Zuckerman, the former Chairman of the Board of Directors and a director of the Company, and Fred Drasner, Chairman of the Company and Chairman of the Board of the Company.

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

     The Company relies on an internal sales force, independent representatives, and its senior executives to sell its publishing products. Sales of mass-market publishing products are managed through in-store service programs that enhance the ability of a product to be carried by customers for many years.

VENDOR ARRANGEMENTS

     The Company is a major purchaser of certain types of products. Because of the dollar amount of the products it purchases, the Company has been in a position to enter into arrangements with vendors pursuant to which the vendors pay rebates to the Company based upon a specified dollar volume of products purchased by the Company over a given time period.

COMPETITION

     Content Management Services: Content management services, especially prepress services, are performed primarily by three types of businesses: (i) independent providers that typically do not also offer commercial printing services as a principal part of their overall business, (ii) commercial printers, such as R. R. Donnelley & Sons, Co., Quebecor World, Inc., and Quad/Graphics, Inc., that provide prepress and other image management services as an adjunct to their printing businesses, and (iii) customers that perform certain services themselves using available desktop publishing technologies. The industry is fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on the basis of price by bundling the cost of prepress and other content management services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration, and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization, and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent providers.

     The Company competes for prepress work on the basis of quality of service, price of service, and the ability to satisfy demanding customers. The Company believes that not every prepress provider can meet the demands of the types of customers served by the Company. Among this smaller group, the Company competes primarily based on historical reliability of service and on price. The Company believes it maintains competitive prices by efficiently implementing new technologies into its prepress businesses. Additionally, the Company believes that it is able to maintain competitive prices by coordinating its customers' in-house capabilities with its own equipment, thereby minimizing redundant processes and lowering customer costs. In addition, the Company competes for prepress work based on its ability to provide other digital imaging services. For example, the Company provides digital archiving services for prepress customers at a lower cost than if purchased on a stand-alone basis because of the Company's ability to efficiently integrate the prepress and archiving processes.

     Independent prepress providers typically provide services based upon a customer's request for which the provider is paid on a per-job basis. In most cases, there is no contractual arrangement that would prevent a customer from changing prepress providers. The Company does, however, seek multi-year contracts with customers for whom it provides services at the customer's location.

     The Company competes for advertising creation services primarily with major advertising agencies and professional photography studios primarily on the basis of quality of service.

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

     Broadcast Media Distribution Services: In the broadcast media distribution business, the Company competes with many local and/or regional suppliers as well as national suppliers, such as Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Digital Generation Systems, Inc., and VDI Media. These services are typically provided on a per-job basis. The Company generally has no contractual arrangements that would prevent a customer from changing providers, other than the agreement with Initiative Media. The Company believes competition is based on quality of duplication, speed, and reliability of distribution as well as price.

     Publishing: In the publishing business, the Company primarily competes with local, regional, and national producers of posters and art prints. Approximately 15% of the publishing business' revenue is generated from the sale of greeting cards, where the Company competes with major greeting card companies such as Hallmark Cards, Inc., and American Greetings Corporation. The Company believes competition is based on reliability of service, timeliness of delivery, and the ability to select images with mass-market appeal.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 4,000 total employees, approximately 3,800 of whom were full-time employees. Of the total employees, approximately 2,100 were salaried employees and approximately 1,900 were hourly employees. Approximately 400 of the Company's employees were covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.

GEOGRAPHIC INFORMATION

     See Note 23 to the Company's Consolidated Financial Statements for financial information about geographic regions. Operating income from foreign operations was approximately $1,247,000, $1,801,000, and $284,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

ITEM 2.  PROPERTIES

     The Company rents its corporate headquarters in New York City under a lease that expires in 2011 and operates its principal facilities at the locations indicated below.

New York City
(3 content management facilities; 1 broadcast facility)

Atlanta, Georgia
(1 content management facility)

Chicago, Illinois
metropolitan area
(5 content management facilities)

Detroit, Michigan
metropolitan area
(3 content management facilities; 1 broadcast facility)

Los Angeles, California
metropolitan area
(1 content management facility)

Northern New Jersey
(2 content management facilities)

Grand Rapids, Michigan
(1 content management facility)

Wilmington, Ohio
(1 broadcast facility)

Pontiac, Illinois
(1 content management facility)

Rochester, New York
(1 digital facility)

Seattle, Washington
(1 content management facility;
1 publishing facility)

San Diego, California
(1 content management facility)

San Francisco, California
metropolitan area
(2 content management facilities; 2 publishing facilities)

Dallas, Texas
(1 content management facility)

Omaha, Nebraska
(1 content management facility)

Orlando, Florida
(1 content management facility)

Nashua, New Hampshire
(1 digital facility)

International Locations:

United Kingdom
(4 content management facilities; 1 publishing facility)

Canada
(1 publishing facility)

Australia
(1 content management facility;
1 publishing facility)

     The Company owns eight of the content management facilities and one publishing facility. The remaining facilities are operated under leases that expire in 2002 through 2015. The Company also provides on-site services at certain customer locations where services are performed only for that specific customer. The Company believes that its facilities are adequate to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is contingently liable as a result of transactions arising in the ordinary course of business and is involved in certain legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with counsel, the ultimate resolution of these matters will not have a material effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Fred Drasner.........................  59     Chairman, Chairman of the Board, and Director
Joseph D. Vecchiolla.................  46     President, Chief Operating Officer, and Director
Marne Obernauer, Jr..................  58     Vice Chairman and Director
Martin D. Krall......................  61     Executive Vice President, Chief Legal Officer,
                                              Secretary, and Director
Kenneth G. Torosian..................  40     Senior Vice President and Chief Financial Officer

     Fred Drasner has served as Chairman of the Board of Directors since June 2001 and as Chairman of the Company since April 1996, and served as Chief Executive Officer of the Company from 1996 until April 2000. Mr. Drasner has been co-owner of Pro Football, Inc., d/b/a The Washington Redskins, since July 1999. He has been the Chief Executive Officer of Daily News, L.P. ("Daily News"), and Co-Publisher of the New York Daily News since 1993, Co-Chairman of U.S. News & World Report, L.P. ("U.S. News"), since 1998, Chief Executive Officer of U.S. News from 1985 to 1998, and President of U.S. News from 1985 to 1997, Chairman and Chief Executive Officer of Applied Printing Technologies, L.P. ("Applied Printing"), since 1988, and Co-Chairman from 1998 to 1999 and Vice-Chairman and Chief Executive Officer from 1986 to 1998 of The Atlantic Monthly Company. Mr. Drasner served as Co-Chairman of Fast Company Media Group, L.L.C. ("Fast Company"), from January 1999 until October 2000.

     Joseph D. Vecchiolla joined the Company in May 2000 as its Senior Vice President and Chief Financial Officer, and has served as Chief Operating Officer since December 2000 and President since August 2001. From February 1999 through April 2000 he served as Vice President of Marketing and Vice President of Finance at Favorite Brands International, which was acquired by Nabisco in November 1999. Favorite Brands International filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 1999. From May 1997 until February 1999 he served as President of Old Greenwich Capital Corporation. From June 1993 through December 1997 he served in various capacities at Bird Corporation, ultimately as Chairman of the Board of Directors from May 1995 until December 1997. Concurrent to his tenure at Bird Corporation, from May 1995 through December 1997, Mr. Vecchiolla served as Senior Vice President of Corporate Finance at S.N. Phelps & Co., Vice President and Chief Financial Officer of Wyatt Energy Corp., President of American Modular Technologies, LLP, and Vice President and Chief Financial Officer of Commonwealth Oil of Puerto Rico, LLP.

     Marne Obernauer, Jr. joined the Company in May 1998 in connection with the merger with Devon Group, Inc. ("Devon"). Prior to joining the Company, and up until its merger with the Company, he served as Chief Executive Officer of Devon from 1980 and as Chairman of the Board of Directors of Devon from 1986.

     Martin D. Krall has been Executive Vice President, Chief Legal Officer, and Secretary of the Company, Daily News, Applied Printing, and U.S. News since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly Company from 1995 to 1999 and as Executive Vice President, Chief Legal Officer, and Secretary of Fast Company and its majority owner, FC Holdings, L.L.C., from January 1999 until December 2000.

     Kenneth G. Torosian has served as Senior Vice President and Chief Financial Officer since September 2001. Prior to that, Mr. Torosian served as Vice President of Finance from August 2000 until September 2001, and Corporate Controller from January 1997 until August 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock commenced trading on The American Stock Exchange (AMEX symbol: AGD) in April 2001. Prior to that, the Company's common stock traded on the Nasdaq National Market (NASDAQ symbol: AGTX). The following table sets forth the high and low closing sales price for each period indicated:

                                                          2001              2000
                                                     --------------    ---------------
                                                     HIGH      LOW      HIGH      LOW
                                                     -----    -----    ------    -----
First quarter......................................  $4.69    $2.94    $23.28    $8.28
Second quarter.....................................  $3.19    $1.20    $15.63    $7.66
Third quarter......................................  $1.80    $0.51    $11.72    $8.28
Fourth quarter.....................................  $0.75    $0.25    $ 9.22    $3.38

     As of February 28, 2002, there were approximately 72 holders of record of the Company's common stock. No dividends have been paid since April 17, 1996, the date the Company's common stock commenced trading. The Company is prohibited from paying dividends under its existing credit facility.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                           DECEMBER 31,
                                    ----------------------------------------------------------
                                     2001(A)      2000(B)     1999(C)     1998(D)     1997(E)
                                    ---------    ---------    --------    --------    --------
                                       (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues..........................  $ 507,043    $ 566,540    $532,064    $338,942    $184,993
Income (loss) from continuing
  operations......................  $(145,178)   $  (2,142)   $(11,534)   $  6,318    $ 13,567
Net income (loss).................  $ (50,000)   $(100,525)   $(11,986)   $  8,176    $ 13,567
Earnings (loss) per common share
  from continuing operations:
  Basic...........................  $  (16.01)   $   (0.24)   $  (1.28)   $   0.77    $   2.19
  Diluted.........................  $  (16.01)   $   (0.24)   $  (1.28)   $   0.74    $   2.06
Total assets......................  $ 658,250    $ 722,233    $931,010    $703,074    $224,793
  Long-term debt..................  $ 195,140    $ 204,080    $298,125    $203,087    $    812
  Subordinated notes..............     27,012       27,745      29,867
  Obligations under capital
     leases.......................        593        1,540       3,814       3,475       2,011
                                    ---------    ---------    --------    --------    --------
Total long-term obligations.......  $ 222,745    $ 233,365    $331,806    $206,562    $  2,823
                                    =========    =========    ========    ========    ========

     No dividends have been paid on the Company's common stock.
---------------
(a) Amounts in 2001 include charges of $16,167, $8,952, $2,810, and $2,046 for restructurings, impairments of long-lived assets, losses on disposals of property and equipment, and nonrestructuring-related employee termination costs, respectively. Results in 2001 also include after-tax income from discontinued operations of $98,588 for the reversal of the estimated loss on disposal of the publishing business, and a related impairment charge of $97,766 in continuing operations. (See Note 5 and Note 6 to the Consolidated Financial Statements).

(b) Amounts in 2000 include gains on disposal of property and equipment of $2,327 and gains on sales of businesses of $16,590, as well as charges of $1,241 and $2,056 for impairment of long-lived assets and nonrestructuring-related employee termination costs, respectively. (See Note 5 and Note 6 to the Consolidated Financial Statements).

(c) Amounts in 1999 include charges of $3,572, $6,302, $2,402, $750, $488, and
    $418 for restructurings, impairment of long-lived assets, loss on disposal and abandonment of fixed assets, a litigation accrual, write off of acquisition costs, and a change in accounting estimate, respectively. (See
    Note 5 and Note 6 to the Consolidated Financial Statements.)

(d) Amounts in 1998 include charges of $8,550, $3,150, and $2,509 for restructurings, abandonment of a business, and impairment of intangible assets, respectively.

(e) Amounts in 1997 include a charge of $2,487 related to the Chapter 11 bankruptcy filing of one of the Company's customers.

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

     Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. These estimates and assumptions include the fair value of net assets held for sale, the fair value of goodwill, future estimated taxable income, the collectibility of accounts receivable, and the timing and amount of the settlement on certain lease obligations relating to restructuring charges. While management believes that the estimates and assumptions used were appropriate, actual results could differ significantly from those estimates under different conditions.

RESULTS OF OPERATIONS

  Year ended December 31, 2001, compared with 2000

     Revenues in 2001 were $59,497 lower than in the comparable period in 2000. Exclusive of the publishing business, which was reported as a discontinued operation for the entire year in 2000 and for the first six months of 2001, revenues in 2001 were $101,340 lower than in 2000. Revenues in the 2001 period decreased by $79,575 from content management services, $16,899 from digital services, and $4,866 from broadcast media distribution services. These decreases were partially offset by $41,843 of revenues in the latter half of 2001 from the publishing business. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's East Coast prepress operations and its Midwest prepress and creative services operations, as well as from the loss of a low-margin customer at the Company's West Coast operations and reduced volumes at the Company's operations in the United Kingdom. The Company also experienced anticipated reductions in revenues associated with both the sale of its photographic laboratory business in April 2000 and the closing of one of its Atlanta content management facilities in June 2000. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000 and a decrease in revenues resulting from the contraction of Internet-related business. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

     Gross profit decreased $22,483 in 2001 as a result of the decrease in revenues for the year as discussed above. The gross profit percentage in 2001 was 33.2% as compared to 33.7% in the 2000 period. Continuing operations in the latter half of 2001 included the results of operations of the publishing business, which has higher margins than the Company's other businesses. Exclusive of the publishing business, the gross profit percentage was 31.3% in 2001. This decrease in the gross profit percentage primarily resulted from the decrease in revenues from content management services and digital services discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer. Additionally, the gross profit percentage was adversely impacted by the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other digital operations. Such decreases were partially offset by an increase in margins resulting from the sale of the photographic laboratory business in April 2000, which had lower margins than the Company's other content management operations, and from cost cutting related to the Company's restructuring and integration efforts.

     Selling, general, and administrative expenses in 2001 were $2,432 higher than in 2000, and as a percent of revenue increased to 31.1% in 2001 from 27.4% in 2000. Selling, general, and administrative expenses in 2001 include charges of $2,046 for nonrestructuring-related employee termination costs and $3,044 for consultants retained to assist the Company with its restructuring and integration efforts. The 2001 period also includes the results of operations of the publishing business for the latter half of 2001, which business incurs selling, general, and administrative costs at a higher rate than the Company's other businesses. Selling, general, and administrative expenses in 2000 include a charge of $2,056 for nonrestructuring-related employee termination costs. Exclusive of the publishing business, and adjusting for these other charges, selling, general, and administrative expenses as a percent of revenue were 29.2% and 27.0% in 2001 and 2000, respectively.

     The loss on disposal of property and equipment was $2,810 in 2001, primarily resulting from equipment disposed of in connection with the Company's restructuring and integration efforts.

     The results of operations in 2001 include a restructuring charge of $16,167 related to various restructuring efforts initiated by the Company (see Note 5 to the Consolidated Financial Statements). The restructuring charge in 2001 includes a charge of $13,918 related to a plan initiated by the Company in the fourth quarter of 2001 (the "2001 Fourth Quarter Plan") and a charge of $1,703 related to a plan initiated in the second quarter of 2001 (the "2001 Second Quarter Plan"). In addition, the Company incurred a net charge in 2001 of $546 related to various restructuring plans initiated in prior years.

     Under the 2001 Fourth Quarter Plan, the Company will consolidate three of its content management operations in Chicago, IL, into a single facility, close three of its New York metropolitan area content management facilities, with the work being transferred into existing facilities in New Jersey and New York City, and close five regional content management photo studios, with the work being transferred into existing studios in Chicago and Atlanta, GA. In addition, the Company will close its content management facility in Washington, DC, close two administrative offices, one in the New York metropolitan area and one in Chicago, and consolidate its content management operations in London into three floors of its existing space. The charge of $13,918 for the 2001 Fourth Quarter Plan consisted of $10,384 for facility closure costs, $3,374 for employee termination costs for 253 employees, and $160 for costs for rental obligations on abandoned equipment.

     As part of the 2001 Second Quarter Plan, the Company consolidated certain content management operations in Chicago into a single facility and relocated one of its New York City content management facilities. The charge of $1,703 for the 2001 Second Quarter Plan consisted of $884 for facility closure costs and $819 for employee termination costs for 66 employees.

     In 2000, the Company closed one of its content management facilities in Atlanta (the "2000 Second Quarter Plan"). The Company incurred a charge in 2001 of $428 related to the 2000 Second Quarter Plan primarily resulting from the Company not being able to resolve its building lease obligation within the timeframe originally anticipated.

     In 1999, the Company initiated two separate plans to restructure certain of its operations (the "1999 Third Quarter Plan" and the "1999 Fourth Quarter Plan," respectively). As part of the 1999 Third Quarter Plan, the Company closed a content management facility in Los Angeles, CA, transferring the work to its other Los Angeles facility, and consolidated two of its San Francisco, CA, content management facilities into a single new location. As part of the 1999 Fourth Quarter Plan, the Company closed a content management facility in New York City and Chicago, transferring the work to other facilities operated by the Company in those cities, redistributed work among its various New York metropolitan area facilities, and streamlined certain operations in the United Kingdom. The Company incurred a charge in 2001 of $151 related to the 1999 Fourth Quarter Plan primarily resulting from the Company not being able to resolve certain equipment lease obligations within the timeframe originally anticipated.

     In 1998, the Company initiated two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan," respectively). As part of the 1998 Second Quarter Plan, the Company closed a content management facility in New Jersey and San Francisco, and vacated a portion of a content management facility in Chicago, transferring the work to other facilities operated by the Company in those areas. As part of the 1998 Fourth Quarter Plan, the Company closed several content management facilities in Chicago, transferring the work to other facilities operated by the Company in that city. The Company recognized income in 2001 of $33 related to the 1998 Fourth Quarter Plan resulting from the reversal of liabilities no longer needed.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since the majority of work performed at such locations has been and will be transferred to its other facilities. The employees terminated under the restructuring plans were principally production workers, sales people, and administrative support staff. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999, completed the 1999 Third Quarter Plan, the 1999 Fourth Quarter Plan, and the 2000 Second Quarter Plan during 2000, and completed the 2001 Second Quarter Plan in 2001. The Company anticipates completing the 2001 Fourth Quarter Plan during 2002.

     At June 30, 2001, the Company reclassified the net assets of its publishing business that were previously reported as a discontinued operation to "Net assets held for sale" in its Consolidated Balance Sheet. In connection with this reclassification, in 2001 the Company reversed the estimated loss on disposal of the publishing business, resulting in after-tax income from discontinued operations of $98,588, and incurred an impairment charge of $97,766 relating to the write down of the net assets of the publishing business to their fair value less estimated costs to sell. In December 2001, the Company also incurred an additional impairment charge of $7,176 primarily related to one of its digital services businesses that experienced a downturn in its operations that will not abate in the foreseeable future. Also in December 2001, the Company incurred a charge of $1,776 related to the impairment of property and equipment in connection with its restructuring and integration efforts.

     Interest expense in 2001 was $3,687 lower than in 2000 due primarily to the reduced borrowings outstanding under the Company's credit facility (as amended, the "1999 Credit Agreement") as well as an overall reduction in interest rates throughout 2001. This decrease was partially offset by a non-cash charge of $1,763 related to four interest rate swap agreements entered into by the Company that are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which was adopted by the Company on January 1, 2001 (see Note 11 to the Consolidated Financial Statements). In addition, $3,847 of interest expense was allocated to discontinued operations in 2000 as compared to only $646 in 2001 (see Note 4 to the Consolidated Financial Statements).

     The Company recorded an income tax benefit of $7,968 in 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     The Company continued to transact business throughout 2001 with Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by Fred Drasner, the Chairman of the Company and the Chairman of the Board of Directors of the Company, and Mortimer B. Zuckerman, a director and the former Chairman of the Board, which owned approximately 22.0% of the Company's outstanding common stock at December 31, 2001. The Company also transacts business with other affiliates, including the Daily News, L.P., and U.S. News & World Report, L.P., both of which are beneficially owned by Mr. Drasner and Mr. Zuckerman. Sales to related parties for the years ended December 31, 2001, 2000, and 1999, totaled $9,307, $11,401, and $13,008, respectively, representing 1.8%, 2.0%, and 2.4%, respectively, of the Company's revenues.

  Year ended December 31, 2000, compared with 1999

     Revenues in 2000 were $34,476 higher than in the comparable period in 1999. This increase was primarily due to the revenues from Wace Group Limited ("Wace"), which was acquired in May 1999. Revenues in the 2000 period increased by $26,109 from content management services, $5,186 from digital services, and $3,181 from broadcast media distribution services. Increased revenues from content management services primarily resulted from increased revenues of $38,017 associated with the content management businesses acquired from Wace and increased revenues of $13,919 at the Company's West Coast operations, principally from customers in the entertainment industry. These increases were partially offset by a decrease in revenues of $17,597 from the Black Dot operations acquired in the merger with Devon Group, Inc. ("Devon") in 1998, primarily in the area of creative services, and a decrease in revenues of $10,686 at the Company's East Coast operations, principally from customers in the publications industry. Increased revenues from digital services resulted from the digital operations acquired as part of Wace and from additional digital photography systems sales. Increased revenues from broadcast media distribution services resulted from internal growth.

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

     The results of operations in 2000 reflect income of $202 related to the Company's various restructuring plans. Such income includes a charge of $651 related to the 2000 Second Quarter Plan, which consisted of $509 for facility closure costs and $142 for employee termination costs for 37 employees. This charge was offset by the net reversal of liabilities no longer needed related to the 1999 Fourth Quarter Plan of $701, the 1999 Third Quarter Plan of $105, the 1998 Fourth Quarter Plan of $42, and the 1998 Second Quarter Plan of $5.

     Impairments and other charges totaled $1,241 in 2000 and consisted of a $583 impairment of property and equipment related to the Company's various restructuring and integration efforts, as well as a $658 write down of long-lived assets related to its events-based digital photography operation, which was sold in August 2000.

     Interest expense in 2000 was $9,282 higher than in 1999 due primarily to the interest on borrowings under the 1999 Credit Agreement to finance the Wace acquisition being outstanding for the full year of 2000 as compared to only a portion of 1999, as well as an overall increase in interest rates throughout 2000. Four interest rate swap agreements entered into by the Company resulted in a reduction of interest expense in 2000 of $553, as compared to additional interest expense in 1999 of $354.

     The Company incurred a provision for income taxes at a rate equal to 97.2% of the pretax income in 2000. A provision was incurred at a rate that is significantly higher than the statutory rate primarily due to additional Federal taxes on foreign earnings and the permanent items related to the nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     In June 2000, the Company's Board of Directors approved a plan to sell the publishing business that was acquired as part of the Devon merger. The results of operations in 2000 include an after tax loss from discontinued operations of $98,383, which consisted of a loss from operations of $103 and an estimated loss on disposal of $98,280.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the total amount outstanding under the 1999 Credit Agreement was $208,011, of which $26,000 was outstanding under a revolving credit line (the "Revolver") and $182,011 was outstanding under three term loans (the "Term Loans"). The Company had available borrowing capacity under the Revolver of $52,653 at December 31, 2001. Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor. Borrowings under the 1999 Credit Agreement are secured by all of the inventory, receivables, and real and personal property of the Company and certain of its subsidiaries.

     During 2000, the Company entered into two amendments to the 1999 Credit Agreement that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through June 30, 2001, raised interest rates by 50 basis points, and lowered the borrowing capacity of the Revolver to $85,000. The borrowing capacity of the Revolver was further reduced to $81,000 upon the sale of certain assets in December 2000. The available borrowing capacity under the Revolver is reduced by the aggregate letters of credit outstanding, which totaled $2,347 at December 31, 2001.

     In July 2001, the Company entered into an amendment to the 1999 Credit Agreement (the "Fifth Amendment") that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through December 31, 2002. The terms of the Fifth Amendment also accelerated the maturity of the 1999 Credit Agreement to January 2003, deferred scheduled principal payments until July 2002, and increased interest rates on borrowings by 50 basis points. In addition, with respect to the last $30,000 of availability under the Revolver, the Company is limited to borrowing an amount equal to a percentage of certain trade receivables. The first $51,000 of availability under the Revolver is not subject to such potential limitation. At December 31, 2001, there was no limitation on the amounts the Company could borrow under the Revolver. Furthermore, under the terms of the Fifth Amendment, the Company agreed to attempt to raise $50,000 to be used to repay borrowings under the 1999 Credit Agreement. The Fifth Amendment contains a number of deadlines by which the Company must satisfy certain milestones in connection with raising such amount, the earliest of which has been satisfied. The Company, however, failed to satisfy a milestone with a deadline of December 31, 2001, which resulted in an increase in interest rates on borrowings of 100 basis points from January 2002 until such time as the milestone is met. The Company currently anticipates achieving this milestone in the second quarter of 2002, although there can be no assurance that the Company will be successful in its efforts. The Company also did not meet the milestone that had a deadline of February 28, 2002, which resulted in a fee of $500 being paid to its lenders. The Company also does not anticipate being able to satisfy the remaining milestones by their stated deadlines of April 30 and June 30, 2002. Failure to achieve these two deadlines will result in the Company issuing warrants with a nominal exercise price to its lenders to purchase shares representing 5% of the Company's outstanding common stock and incurring an additional increase in interest rates on borrowings of 100 basis points. The Company incurred bank fees and expenses of approximately $2,900 in connection with the Fifth Amendment.

     As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements reflect an extinguishment of old debt and the incurrence of new debt. Accordingly, the Company recognized a loss on extinguishment in 2001 of approximately $3,410, net of taxes of approximately of $2,451, as an extraordinary item.

     In accordance with the requirements of the 1999 Credit Agreement, the Company had entered into four interest rate swap agreements, two of which expire in August 2003 (the "August 2003 Swaps"), one of which expired in August 2001 (the "August 2001 Swap"), and one of which expired in December 2001 (the "December 2001 Swap"). Under the August 2003 Swaps, the August 2001 Swap, and the December 2001 Swap, the Company paid a fixed rate of 5.798%, 5.69%, and 6.45%, respectively, per annum on a quarterly basis and was paid a floating rate based on the three-month LIBOR rate in effect at the beginning of each quarterly payment period. The notional amounts of the August 2003 Swaps are $35,000 and $15,000, and the notional amounts of the August 2001 Swap and the December 2001 Swap were $25,000 and $15,000, respectively.

     Under the terms of the 1999 Credit Agreement, as amended, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company must satisfy a minimum cumulative EBITDA (as defined in the 1999 Credit Agreement) covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default.

     Based upon the modified financial covenants contained in the Fifth Amendment, the Company was in compliance with all covenants at December 31, 2001. Had the Company not entered into the Fifth Amendment, the Company would not have been in compliance with the financial covenants at either September 30 or December 31, 2001. Based on current projections, the Company believes that it will be able to remain in compliance with the amended covenant requirements through 2002, although there can be no assurance that such compliance will be maintained.

     In March 2002, the Company entered into an amendment to the 1999 Credit Agreement (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and agreed to issue warrants with a nominal exercise price to its lenders to purchase 5% of the Company's outstanding common stock. The warrants become immediately issuable if an agreement in principle for an overall restructuring of the 1999 Credit Agreement is not reached by June 30, 2002, or if a definitive agreement for such restructuring is not entered into by September 30, 2002. In addition, as part of the Sixth Amendment, the second tranche of the Revolver was reduced to $15,000 from $30,000, resulting in an aggregate revolving credit facility of $66,000. The Company has never utilized this second tranche of the Revolver, and therefore does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity.

     The Company is engaged in discussions with its lenders to renegotiate the terms of the 1999 Credit Agreement. The renegotiated terms may result in a substantial forgiveness of debt by the lenders, an extension of the maturity of the 1999 Credit Agreement by several years, and several other significant modifications. Any debt forgiveness would be subject to various contingencies, including those relating to the settlement of the Company's other debt obligations. In connection with any such debt forgiveness, the lenders would likely receive more than a majority of the Company's outstanding common stock. There can be no assurances as to the terms or the success of any renegotiation of the 1999 Credit Agreement.

     During 2001 the Company repaid $11,420 of its borrowings under the 1999 Credit Agreement, repaid $1,263 of notes and capital lease obligations, and made contingent payments related to acquisitions of $2,967. In addition, the Company invested $15,486 in facility construction, new equipment, and software-related projects. Such amounts were primarily generated from cash from operating activities of $26,705 and the sale of certain assets that generated aggregate proceeds of $5,356.

     Cash flows from operating activities of continuing operations during 2001 decreased by $28,424 as compared to 2000 due primarily to a decrease in cash from operating income, the timing of vendor payments, and a decrease in income tax refunds received.

     The Company expects to spend approximately $14,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization. The Company intends to finance a substantial portion of these expenditures with working capital or borrowings under the 1999 Credit Agreement.

     At December 31, 2001, the Company had a liability of approximately $13,730 for the future costs related to its restructuring charges and a liability of $5,794 for dividends in arrears on the Wace Preference Shares. The Company also has minimum debt payments in 2002, inclusive of capital lease obligations, of approximately $15,398.

     On January 22, 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. A particular class of vendors was afforded critical vendor status by the bankruptcy court. Based on payments received from Kmart for services rendered prior to its bankruptcy filing and statements made by Kmart to the Company, the Company believes that it is being treated as a critical vendor. The Company has been paid approximately 43% of its accounts receivable for services rendered prior to the bankruptcy filing, and based on Kmart's indication that the Company is a critical vendor, the Company anticipates being paid for substantially all of the remaining unpaid balance. The Company continues to be paid under its normal trade terms for services rendered to Kmart subsequent to January 22, 2002. At March 19, 2002, Kmart owed the Company approximately $6,600 for services rendered prior to the bankruptcy filing. There can be no assurance that the Company will fully collect from Kmart all of the outstanding accounts receivable.

     The Company believes that the cash flow from operations, including potential improvements in operations as a result of its integration and restructuring efforts, sales of certain properties and noncore businesses, and available borrowing capacity, subject to the Company's ability to remain in compliance with the revised financial covenants under the 1999 Credit Agreement, will provide sufficient cash flows to fund its cash needs through 2002.

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives will no longer be amortized over an estimated useful life, but instead will be subject to an annual impairment test. SFAS No. 142 provides specific guidance for such impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Any impairment charge resulting from the initial adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Impairment charges subsequent to the initial adoption of SFAS No. 142 will be reflected as a component of income from continuing operations. The calculation of the impairment charge will be based on valuations at January 1, 2002. Under the provisions of SFAS No. 142, the Company has one year from the date of adoption to complete the calculation of the initial impairment amount. However, irrespective of when the calculation of the initial impairment amount is completed, the effects must be reported as of January 1, 2002. Based on initial analyses, the Company estimates that it will incur an impairment charge in the range of $300,000 to $350,000 upon the initial adoption of SFAS No. 142, which would exceed the book value of the Company's stockholders' equity. The actual impairment incurred could differ from this range due to a change in one or more of the factors that impact the finalization of the valuations.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion
(APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, goodwill will no longer be allocated to long-lived assets, and therefore will no longer be subject to testing for impairment as part of those assets, but will be tested separately under SFAS No. 142. Additionally, SFAS No. 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. Transactions initiated prior to the effective date of SFAS No. 144 continue to be accounted for in accordance with existing guidance. The Company does not expect the implementation of SFAS No. 144 to have a material effect on its financial condition or results of operations.

     The Company does not believe that inflation has had a material impact on its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $208,011 outstanding under its credit facilities at December 31, 2001. Interest rates on funds borrowed under the Company's credit facilities vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through two interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at December 31, 2001. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,580 based on the outstanding balance under the Company's credit facilities and the notional amounts of the interest rate swap agreements at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Applied Graphics Technologies, Inc. and subsidiaries ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2002

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   4,949    $  6,406
  Marketable securities.....................................                  1,677
  Trade accounts receivable (net of allowances of $7,981 in
     2001 and $5,100 in 2000)...............................     89,825     100,394
  Due from affiliates.......................................      4,028       5,084
  Inventory.................................................     14,837      21,842
  Prepaid expenses..........................................      4,712       7,248
  Deferred income taxes.....................................     19,973      18,618
  Other current assets......................................      2,325       4,905
  Net assets held for sale..................................     37,498
  Net assets of discontinued operations.....................                 44,790
                                                              ---------    --------
          Total current assets..............................    178,147     210,964
Property, plant, and equipment -- net.......................     63,307      77,072
Goodwill and other intangible assets (net of accumulated
  amortization of $42,280 in 2001 and $30,254 in 2000)......    407,049     424,031
Other assets................................................      9,747      10,166
                                                              ---------    --------
          Total assets......................................  $ 658,250    $722,233
                                                              =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  62,919    $ 81,355
  Current portion of long-term debt and obligations under
     capital leases.........................................     15,398      18,204
  Due to affiliates.........................................      1,278       1,115
  Other current liabilities.................................     44,071      27,615
                                                              ---------    --------
          Total current liabilities.........................    123,666     128,289
Long-term debt..............................................    195,140     204,080
Subordinated notes..........................................     27,012      27,745
Obligations under capital leases............................        593       1,540
Deferred income taxes.......................................      1,485       3,896
Other liabilities...........................................     12,874      11,395
                                                              ---------    --------
          Total liabilities.................................    360,770     376,945
                                                              ---------    --------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................     38,776      36,584
                                                              ---------    --------
Stockholders' Equity:
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding).....................
  Common stock ($0.01 par value, shares authorized:
     150,000,000 in 2001 and 2000; shares issued and
     outstanding: 9,067,565 in 2001 and 9,033,603 in
     2000)..................................................         91          90
  Additional paid-in capital................................    389,464     388,704
  Accumulated other comprehensive income (loss).............       (239)        522
  Retained deficit..........................................   (130,612)    (80,612)
                                                              ---------    --------
     Total stockholders' equity.............................    258,704     308,704
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 658,250    $722,233
                                                              =========    ========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                           ---------    ---------    --------
Revenues.................................................  $ 507,043    $ 566,540    $532,064
Cost of revenues.........................................    338,579      375,593     363,540
                                                           ---------    ---------    --------
Gross profit.............................................    168,464      190,947     168,524
                                                           ---------    ---------    --------
Selling, general, and administrative expenses............    157,631      155,199     134,449
Amortization of intangibles..............................     13,463       13,334      11,306
Loss (gain) on disposal of property and
  equipment -- net.......................................      2,810       (2,327)      2,402
Gain on sale of businesses...............................                 (16,590)
Restructuring charges (income)...........................     16,167         (202)      3,572
Impairment charges.......................................    106,718        1,241       6,302
                                                           ---------    ---------    --------
          Total operating expenses.......................    296,789      150,655     158,031
                                                           ---------    ---------    --------
Operating income (loss)..................................   (128,325)      40,292      10,493
Interest expense.........................................    (24,741)     (28,428)    (19,146)
Interest income..........................................        709          794         475
Other income -- net......................................      1,584          154         908
                                                           ---------    ---------    --------
Income (loss) from continuing operations before provision
  for income taxes and minority interest.................   (150,773)      12,812      (7,270)
Provision (benefit) for income taxes.....................     (7,968)      12,454       2,166
                                                           ---------    ---------    --------
Income (loss) from continuing operations before minority
  interest...............................................   (142,805)         358      (9,436)
Minority interest........................................     (2,373)      (2,500)     (2,098)
                                                           ---------    ---------    --------
Loss from continuing operations..........................   (145,178)      (2,142)    (11,534)
Income (loss) from discontinued operations...............     98,588      (98,383)       (452)
Extraordinary item -- loss on early extinguishment of
  debt, net of taxes of $2,451...........................     (3,410)
                                                           ---------    ---------    --------
Net loss.................................................    (50,000)    (100,525)    (11,986)
Other comprehensive income (loss)........................       (761)        (742)      1,268
                                                           ---------    ---------    --------
Comprehensive loss.......................................  $ (50,761)   $(101,267)   $(10,718)
                                                           =========    =========    ========
Basic earnings (loss) per common share:
  Loss from continuing operations........................  $  (16.01)   $   (0.24)   $  (1.28)
  Income (loss) from discontinued operations.............      10.88       (10.88)      (0.05)
  Extraordinary loss.....................................      (0.38)
                                                           ---------    ---------    --------
          Total..........................................  $   (5.51)   $  (11.12)   $  (1.33)
                                                           =========    =========    ========
Diluted earnings (loss) per common share:
  Loss from continuing operations........................  $  (16.01)   $   (0.24)   $  (1.28)
  Income (loss) from discontinued operations.............      10.88       (10.88)      (0.05)
  Extraordinary loss.....................................      (0.38)
                                                           ---------    ---------    --------
          Total..........................................  $   (5.51)   $  (11.12)   $  (1.33)
                                                           =========    =========    ========
Weighted average number of common shares:
  Basic..................................................      9,068        9,040       8,982
  Diluted................................................      9,068        9,040       8,982

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   ---------
Cash flows from operating activities:
Net loss....................................................  $(50,000)  $(100,525)  $ (11,986)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss (income) from discontinued operations................   (98,588)     98,383         452
  Depreciation and amortization.............................    34,447      38,552      35,352
  Deferred taxes............................................      (880)      6,731      (4,254)
  Noncash restructuring charges.............................    12,611      (1,019)
  Noncash impairment charges................................   106,718       1,241       6,302
  Loss (gain) on disposal of property and equipment - net...     2,810      (2,314)      2,402
  Gain on sale of businesses................................               (16,590)
  Provision for bad debts and returns.......................     6,379       3,929       2,732
  Extraordinary loss........................................     5,861
  Other.....................................................     3,103       3,800         699
Changes in Operating Assets and Liabilities, net of effects
  of acquisitions:
  Trade accounts receivable.................................     4,812       6,169      (4,817)
  Due from/to affiliates....................................     1,219         737         342
  Inventory.................................................     6,895       2,806       2,666
  Income tax receivable.....................................     4,408      14,704      17,584
  Other assets..............................................     1,620        (861)     (4,743)
  Accounts payable and accrued expenses.....................   (19,331)     (7,949)    (11,628)
  Other liabilities.........................................       (92)        910       2,767
  Net assets held for sale..................................    (1,712)
  Net cash provided by (used in) operating activities of
    discontinued operations.................................     6,425       9,272      (3,965)
                                                              --------   ---------   ---------
Net cash provided by operating activities...................    26,705      57,976      29,905
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............   (15,486)    (18,227)    (25,956)
  Proceeds from sale of businesses..........................                34,499
  Proceeds from the sale of property and equipment..........     3,681       4,911      13,910
  Proceeds from sale of available-for-sale securities.......     1,675
  Entities purchased, net of cash acquired..................                          (120,929)
  Other.....................................................    (2,967)     (4,770)     (6,121)
  Net cash used in investing activities of discontinued
    operations..............................................      (351)     (1,136)     (2,692)
                                                              --------   ---------   ---------
Net cash provided by (used in) investing activities.........   (13,448)     15,277    (141,788)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Repayments of term loans..................................    (8,738)    (59,244)
  Borrowings (repayments) under revolving credit
    line -- net.............................................    (2,682)    (33,857)    111,189
  Proceeds from sale/leaseback transactions.................                12,922       2,249
  Repayment of notes and capital lease obligations..........    (1,263)     (3,317)     (2,478)
  Payment of debt extinguishment fees.......................    (2,000)
  Proceeds from exercise of stock options...................                               960
  Net cash used in financing activities of discontinued
    operations..............................................       (51)       (469)       (303)
                                                              --------   ---------   ---------
Net cash provided by (used in) financing activities.........   (14,734)    (83,965)    111,617
                                                              --------   ---------   ---------
Net decrease in cash and cash equivalents...................    (1,477)    (10,712)       (266)
Effect of exchange rate changes on cash and cash
  equivalents...............................................        20        (524)        (71)
Cash and cash equivalents at beginning of year..............     6,406      17,642      17,979
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  4,949   $   6,406   $  17,642
                                                              ========   =========   =========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                                 ACCUMULATED
                                                                   ADDITIONAL       OTHER       RETAINED
                                                          COMMON    PAID-IN-    COMPREHENSIVE   EARNINGS
                                                          STOCK     CAPITAL     INCOME (LOSS)   (DEFICIT)
                                                          ------   ----------   -------------   ---------
BALANCE AT JANUARY 1, 1999..............................   $224     $385,279       $    (4)     $  31,899
Issuance of 15,645 common shares as additional
  consideration in connection with a prior period
  acquisition...........................................                 240
Issuance of 80,000 common shares upon exercise of stock
  options...............................................      1          959
Income tax benefit associated with exercise of stock
  options...............................................                  15
Fair value of stock options issued to non-employee......                  55
Unrealized holding gain on available-for-sale
  securities............................................                             1,117
Unrealized gain from foreign currency translation
  adjustments...........................................                               151
Net loss................................................                                          (11,986)
                                                           ----     --------       -------      ---------
BALANCE AT DECEMBER 31, 1999............................    225      386,548         1,264         19,913
Issuance of 109,510 common shares as additional
  consideration in connection with prior period
  acquisitions..........................................      1        1,999
Compensation cost of stock options issued to
  non-employees.........................................                  21
Unrealized holding loss on available-for-sale
  securities............................................                              (643)
Unrealized loss from foreign currency translation
  adjustments...........................................                              (157)
Reclassification adjustment for losses realized in net
  income................................................                                58
Two-for-five reverse stock split........................   (136)         136
Net loss................................................                                         (100,525)
                                                           ----     --------       -------      ---------
BALANCE AT DECEMBER 31, 2000............................     90      388,704           522        (80,612)
Issuance of 33,962 common shares as additional
  consideration in connection with prior period
  acquisition...........................................      1          719
Compensation cost of stock options issued to
  non-employees.........................................                  41
Cumulative effect of change in accounting principle.....                               (15)
Effective portion of change in fair value of interest
  rate swap agreements..................................                            (1,052)
Unrealized gain from foreign currency translation
  adjustments...........................................                               (11)
Reclassification adjustment for losses realized in net
  income................................................                               317
Net loss................................................                                          (50,000)
                                                           ----     --------       -------      ---------
BALANCE AT DECEMBER 31, 2001............................   $ 91     $389,464       $  (239)     $(130,612)
                                                           ====     ========       =======      =========

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

     The Company was incorporated in Delaware on December 12, 1995. At December 31, 2001, Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by Fred Drasner, Chairman of the Company and the Chairman of the Board of Directors of the Company, and Mortimer B. Zuckerman, the former Chairman of the Board of Directors and a director of the Company, owned approximately 22.0% of the Company's outstanding common stock.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2001 presentation.

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

     MARKETABLE SECURITIES: Marketable securities are classified as "available for sale" and are recorded at fair market value. Realized gains and losses on investments sold were determined on a specific identification basis and are included in "Other income -- net" in the Consolidated Statement of Operations. Unrealized gains and losses on investments are included as a component of "Other comprehensive income (loss)," net of any related tax effect. Marketable securities at December 31, 2000, consisted of equity securities with a fair market value of $1,677 and a cost of $859. Proceeds from the sale of these securities were $1,675 and resulted in a realized gain of $665 during 2001.

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

     REVENUE RECOGNITION: Revenues are generally recognized when the Company no longer has a consequential obligation to its customers. Revenues from content management services and broadcast media distribution services are recognized at the time projects are shipped or transmitted to the customer. Revenues for digital archiving services are recognized on a per-image basis as items are prepared and scanned. Revenue from the licensing of software and the sale of digital equipment is recognized upon the later of delivery or satisfaction of significant obligations. Revenues from the sale of publishing products are recognized when such products are shipped to the customer.

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

     FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign operations are translated from the functional currency into United States dollars using the exchange rate at the balance sheet date. Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period. Adjustments resulting from the translation into United States dollars are included as a component of "Other comprehensive income (loss)."

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company accounts for its interest rate swap agreements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Accordingly, the fair value of the interest rate swaps are recorded as an asset or liability in the statement of financial position, with the change in fair value reflected as a component of interest expense or other comprehensive income depending on the intended use of the swaps. Prior to January 1, 2001, the effective date of SFAS No. 133, the interest rate swaps were treated as hedges and amounts receivable or payable under the swaps were recorded as current assets or liabilities, respectively, with realized gains and losses recognized as adjustments to interest expense.

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

     CHANGE IN ACCOUNTING PRINCIPLE: On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No.
133)," and as further interpreted. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities, and requires that entities measure derivative instruments at fair value and recognize those instruments as either assets or liabilities in the statement of financial position. The accounting for the change in fair value of a derivative instrument depends on the intended use of the instrument. Upon the adoption of SFAS No. 133, the fair value of derivative instruments were recognized as a cumulative effect of a change in accounting principle.

     RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supercedes Accounting Principles Board
(APB) Opinion No. 17, "Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives will no longer be amortized over an estimated useful life, but instead will be subject to an annual impairment test. SFAS No. 142 provides specific guidance for such impairment tests. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Any impairment charge resulting from the initial adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Impairment charges subsequent to the initial adoption of SFAS No. 142 will be reflected as a component of income from continuing operations. The calculation of the impairment charge will be based on valuations at January 1, 2002. Under the provisions of SFAS No. 142, the Company has one year from the date of adoption to complete the calculation of the initial impairment amount. However, irrespective of when the calculation of the initial impairment amount is completed, the effects must be reported as of January 1, 2002. Based on initial analyses, the Company estimates that it will incur an impairment charge in the range of $300,000 to $350,000 upon the initial adoption of SFAS No. 142, which would exceed the book value of the Company's stockholders' equity. The actual impairment incurred could differ from this range due to a change in one or more of the factors that impact the finalization of the valuations.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion
(APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, goodwill will no longer be allocated to long-lived assets, and therefore will no longer be subject to testing for impairment as part of those assets, but will be tested separately under SFAS No. 142. Additionally, SFAS No. 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. Transactions initiated prior to the effective date of SFAS No. 144 continue to be accounted for in accordance with existing guidance. The Company does not expect the implementation of SFAS No. 144 to have a material effect on its financial condition or results of operations.

3. ACQUISITIONS AND DISPOSITIONS

     In May 1999, the Company acquired Wace Group Limited (formerly Wace Group
Plc) ("Wace"), an international operator of digital imaging businesses and a provider of digital services in the areas of prepress and interactive multimedia. The total cash consideration paid by the Company was $125,141 including transaction costs. The Company entered into an amended and restated credit agreement with its lending institutions to finance the acquisition (the "1999 Credit Agreement") (see Note 10 to the Consolidated Financial Statements). The Company also acquired a portion of Wace's preferred securities through an exchange for subordinated notes issued by the Company (see Note 12 to the Consolidated Financial Statements).

     In January 1999, the Company acquired the outstanding stock of a publishing company located in Australia for $1,300 in cash. In September 1999, the Company acquired the operations of a broadcast media distribution company located in California for $269 in cash.

     During 2001 and 2000, the Company made contingent payments in the form of cash or shares of common stock in the aggregate amount of $1,440 and $6,397, respectively, as additional consideration for certain acquisitions. Such contingent payments were recorded as additional purchase price at the time the necessary conditions were satisfied.

     The acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their estimated fair values at the date of the respective acquisitions. The excess of the purchase price over the fair value of assets acquired recorded in 1999 was approximately $142,679, which is being amortized primarily over 35 years. The results of operations of these

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

acquisitions have been included in the Consolidated Statements of Operations subsequent to the respective dates of acquisition.

     In December 2000, the Company sold certain assets that were primarily dedicated to its digital portrait system business for approximately $22,500, and realized a gain of $16,649. In August 2000, the Company sold its events-based digital photography business for $220, and realized a loss of $59 subsequent to incurring an impairment charge of $658 during the year (see Note 6 to the Consolidated Financial Statements). In April 2000, the Company sold its photographic laboratory business, which was acquired as part of Wace, for approximately $11,800. The Company did not realize a gain or loss on the sale of this business. The revenues, gross profit, and operating income from these operations included in the Company's results of operations in 2000 were $23,251, $8,638, and $4,919, respectively.

4. DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

     In connection with the Company's adoption of a plan approved by its Board of Directors in June 2000 to sell its publishing business, the results of operations of that business were reported as a discontinued operation in the Company's financial statements. At such time, the Company solicited bids and entered into negotiations with a potential buyer. Such negotiations ceased after the Company believed it was no longer in its best interest to pursue the proposed transaction. The Company continued to pursue its plan to sell the publishing business, and in 2001 it retained a new investment banking firm and distributed an updated offering memorandum. As of December 31, 2001, the Company was in discussions with several potential buyers, and was proceeding toward a sale by June 30, 2002, subject to the completion of due diligence and financing arrangements of the potential buyers. Given the current economic and political conditions, there can be no assurance that the transaction will be consummated by that time.

     Since as of June 30, 2001, one year from the measurement date, the Company had not reached definitive terms with a potential buyer, the net assets of the publishing business previously reported as a discontinued operation were reclassified as "Net assets held for sale" in the Company's Consolidated Balance Sheet. Commencing July 1, 2001, the assets of the publishing business are no longer depreciated and its results of operations are included as part of continuing operations.

     The results of operations of the publishing business for the six months ended June 30, 2001, and the years ended December 31, 2000 and 1999, the estimated loss on disposal, and the subsequent reversal of the loss on disposal, are presented as Discontinued Operations in the accompanying Consolidated Statements of Operations as follows:

                                                                     FOR THE YEARS ENDED
                                                     FOR THE SIX        DECEMBER 31,
                                                    MONTHS ENDED     -------------------
                                                    JUNE 30, 2001      2000       1999
                                                    -------------    --------    -------
Revenues........................................       $36,007       $ 80,313    $90,168
                                                       =======       ========    =======
Income (loss) from operations before income
  taxes.........................................       $ 1,598       $   (386)   $   678
Provision (benefit) equivalent to income
  taxes.........................................         1,006           (283)     1,130
                                                       -------       --------    -------
Income (loss) from operations...................           592           (103)      (452)
Reversal of (loss) on disposal..................        97,996        (98,280)
                                                       -------       --------    -------
Income (loss) from discontinued operations......       $98,588       $(98,383)   $  (452)
                                                       =======       ========    =======

     The results of operations for the six months ended June 30, 2001, include income from discontinued operations for the reversal of the remaining estimated accrued loss on disposal of the publishing business originally recognized in the second quarter of 2000. The results of operations of the publishing business include an allocation of interest expense of $646 for the six months ended June 30, 2001, and $3,847 and

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

$4,513 for the years ended December 31, 2000 and 1999, respectively. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under the 1999 Credit Agreement, which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the 1999 Credit Agreement.

     Upon the reclassification of the publishing business to "Net assets held for sale," the Company recognized an impairment charge of $97,766 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires assets held for sale to be valued at the lower of carrying amount or fair value less estimated costs to sell. The fair value of the publishing business is estimated based on the discussions with potential buyers. The revenues, gross profit, and operating income from the publishing business included in the Company's results of continuing operations for the year ended December 31, 2001, were $41,843, $22,912, and $5,922, respectively. The net assets of the publishing business include $279 of long-term debt and obligations under capital leases, inclusive of the current portion, at December 31, 2001.

5. RESTRUCTURING

     The Company commenced action in the fourth quarter of 2001 to consolidate certain of its operations and administrative offices (the "2001 Fourth Quarter Plan"). Under the 2001 Fourth Quarter Plan, the Company will consolidate three of its content management operations in Chicago, IL, into a single facility, close three of its New York metropolitan area content management facilities, with the work being transferred into existing facilities in New Jersey and New York City, and close five regional content management photo studios, with the work being transferred into existing studios in Chicago and Atlanta, GA. In addition, the Company will close its content management facility in Washington, DC, close two administrative offices, one in the New York metropolitan area and one in Chicago, and consolidate its content management operations in London into three floors of its existing space. In June 2001, the Company initiated and completed a plan (the "2001 Second Quarter Plan") to consolidate certain of its content management operations in Chicago into a single facility and to relocate one of its content management facilities in New York City.

     In June 2000, the Company closed one of its content management facilities in Atlanta (the "2000 Second Quarter Plan"). In 1999, the Company initiated two separate plans to restructure certain of its operations (the "1999 Third Quarter Plan" and the "1999 Fourth Quarter Plan," respectively). As part of the 1999 Third Quarter Plan, the Company closed a content management facility in Los Angeles, CA, transferring the work to its other Los Angeles facility, and consolidated two of its San Francisco, CA, content management facilities into a single new location. As part of the 1999 Fourth Quarter Plan, the Company closed a content management facility in New York City and Chicago, transferring the work to other facilities operated by the Company in those cities, redistributed work among its various New York metropolitan area facilities, and streamlined certain operations in the United Kingdom. In 1998, the Company initiated two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan," respectively). As part of the 1998 Second Quarter Plan, the Company closed a content management facility in New Jersey and San Francisco, and vacated a portion of a content management facility in Chicago, transferring the work to other facilities operated by the Company in those areas. As part of the 1998 Fourth Quarter Plan, the Company closed several content management facilities in Chicago, transferring the work to other facilities operated by the Company in that city.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The results of operations for the years ended December 31, 2001, 2000, and 1999, include restructuring charges (income) as follows:

                                                            2001      2000      1999
                                                           -------    -----    ------
2001 Fourth Quarter Plan.................................  $13,918
2001 Second Quarter Plan.................................    1,703
2000 Second Quarter Plan.................................      428    $ 651
1999 Fourth Quarter Plan.................................      151     (701)   $4,155
1999 Third Quarter Plan..................................              (105)      636
1998 Fourth Quarter Plan.................................      (33)     (42)   (1,447)
1998 Second Quarter Plan.................................                (5)      228
                                                           -------    -----    ------
Total....................................................  $16,167    $(202)   $3,572
                                                           =======    =====    ======

     The components of the restructuring charges (income) incurred in 2001 were as follows:

                               2001 FOURTH    2001 SECOND    2000 SECOND    1999 FOURTH    1998 FOURTH
                               QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                               ------------   ------------   ------------   ------------   ------------
Facility closure costs.......    $10,384         $  884          $428                          $(33)
Employee termination costs...      3,374            819
Abandoned equipment..........        160                                        $151
                                 -------         ------          ----           ----           ----
Total........................    $13,918         $1,703          $428           $151           $(33)
                                 =======         ======          ====           ====           ====

     The charge for employee termination costs related to approximately 253 employees for the 2001 Fourth Quarter Plan and 66 employees for the 2001 Second Quarter Plan. In addition, the loss on disposal of property and equipment of $2,810 in 2001 primarily resulted from the disposal of equipment in connection with the restructuring plans and integration efforts initiated during the year.

     The components of the restructuring charges (income) incurred in 2000 were as follows:

                               2000 SECOND    1999 FOURTH     1999 THIRD    1998 FOURTH    1998 SECOND
                               QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                               ------------   ------------   ------------   ------------   ------------
Facility closure costs.......      $509          $(812)         $ (70)          $(35)
Employee termination costs...       142            (55)           (35)            (7)
Abandoned equipment..........                      166                                         $(5)
                                   ----          -----          -----           ----           ---
Total........................      $651          $(701)         $(105)          $(42)          $(5)
                                   ====          =====          =====           ====           ===

     The charge for employee termination costs related to approximately 37 employees for the 2000 Second Quarter Plan.

     The components of the restructuring charges (income) incurred in 1999 were as follows:

                                    1999 FOURTH      1999 THIRD     1998 FOURTH     1998 SECOND
                                    QUARTER PLAN    QUARTER PLAN    QUARTER PLAN    QUARTER PLAN
                                    ------------    ------------    ------------    ------------
Facility closure costs............     $1,516           $468          $  (514)          $(93)
Employee termination costs........      2,081            152             (639)            (3)
Abandoned equipment...............        558             16             (294)           324
                                       ------           ----          -------           ----
Total.............................     $4,155           $636          $(1,447)          $228
                                       ======           ====          =======           ====

     The charge for employee termination costs related to approximately 137 employees for the 1999 Fourth Quarter Plan and approximately 34 employees for the 1999 Third Quarter Plan.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The amount included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of December 31, 2001 and 2000, for the future costs of the various restructuring plans and the amounts charged against the respective restructuring liabilities in 2001 and 2000 were as follows:

                                                              2001 FOURTH     2001 SECOND
                                                              QUARTER PLAN    QUARTER PLAN
                                                              ------------    ------------
Restructuring charge........................................    $13,918          $1,703
Facility closure costs......................................       (185)           (578)
Employee termination costs..................................     (1,739)           (531)
                                                                -------          ------
Balance at December 31, 2001................................    $11,994          $  594
                                                                =======          ======

                               2000 SECOND    1999 FOURTH     1999 THIRD    1998 FOURTH    1998 SECOND
                               QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                               ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2000...                    $2,279          $330           $502           $294
Restructuring charge.........     $ 651
Facility closure costs.......      (173)           (371)         (155)           (57)
Employee termination costs...      (142)           (341)          (53)           (36)
Abandoned equipment..........                      (459)          (10)          (118)          (169)
Adjustment to liability......                      (701)         (105)           (42)            (5)
                                  -----          ------          ----           ----           ----
Balance at December 31,
  2000.......................       336             407             7            249            120
Facility closure costs.......      (180)                                         (40)
Abandoned equipment..........                      (176)           (7)                         (120)
Adjustment to liability......       428             151                          (33)
                                  -----          ------          ----           ----           ----
Balance at December 31,
  2001.......................     $ 584          $  382          $ --           $176           $ --
                                  =====          ======          ====           ====           ====

     The number of employees paid during the years ended December 31, 2001, 2000, and 1999 that resulted in a reduction of the various restructuring plans' liabilities for employee termination costs was as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
2001 Fourth Quarter Plan....................................   89
2001 Second Quarter Plan....................................   19
2000 Second Quarter Plan....................................           37
1999 Fourth Quarter Plan....................................           12     102
1999 Third Quarter Plan.....................................            5      24
1998 Fourth Quarter Plan....................................           14     108
1998 Second Quarter Plan....................................                   25

     In 2001, the Company adjusted the liability associated with the 2000 Second Quarter Plan, the 1999 Fourth Quarter Plan, and the 1998 Fourth Quarter Plan. The adjustments related to changes in estimates of the Company's future building lease and other rental obligations.

     In 2000, the Company adjusted the liability associated with each of the 1998 and 1999 plans to reflect changes in estimates made when the plans were initiated. The adjustments to the 1998 Fourth Quarter Plan primarily resulted from the Company negotiating favorable settlements on certain building lease and maintenance obligations. The adjustment to the 1999 Third Quarter Plan resulted primarily from less than anticipated employee termination costs due to the voluntary resignation of certain employees, as well as the Company negotiating favorable settlements on certain building lease and maintenance obligations. The adjustment to the 1999 Fourth Quarter Plan resulted primarily from the Company's decision not to vacate one of its New York metropolitan area content management facilities and administrative offices.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been or will be transferred to its other facilities. The employees terminated or to be terminated under the restructuring plans are principally production workers, sales people, and administrative support staff. The Company completed the 2001 Second Quarter Plan during 2001. The Company completed the 1999 Third Quarter Plan, 1999 Fourth Quarter Plan, and the 2000 Second Quarter Plan during 2000. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999. The Company anticipates completing the 2001 Fourth Quarter Plan during 2002. The remaining liabilities for these plans primarily represent future rental obligations for abandoned property and equipment.

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges.

6. IMPAIRMENTS AND OTHER CHARGES

     Impairments and other charges for the years ended December 31, 2001, 2000, and 1999, consisted of the following:

                                                           2001       2000      1999
                                                         --------    ------    ------
Impairment of businesses...............................  $104,942    $  658    $  744
Impairment of property and equipment...................     1,776       583     5,558
                                                         --------    ------    ------
Total..................................................  $106,718    $1,241    $6,302
                                                         ========    ======    ======

     In June 2001, the Company incurred an impairment charge of $97,766 related to its publishing business (see Note 4 to the Consolidated Financial Statements). In December 2001, the Company incurred an additional impairment charge of $7,176 primarily related to one of its digital services businesses based on the discounted estimated future cash flows. This business had negative cash flow in 2001 and, based on the Company's most recent projections, will continue to have negative cash flow in future periods. Also in December 2001, the Company incurred a charge of $1,776 for the impairment of property and equipment in connection with the 2001 Fourth Quarter Plan.

     In June 2000, the Company incurred a charge of $583 from the impairment of equipment abandoned in connection with the 2000 Second Quarter Plan. In May 2000, the Company commenced a plan to sell its events-based digital photography business. In connection with such action, the Company incurred a charge of $658 for the write down of long-lived assets related to this business. The Company incurred similar charges in 1999 of $744 to write down the carrying value of the long-lived assets of this business based on the discounted estimated future cash flows. The Company consummated the sale of this business in August 2000 for approximately $220, and realized a loss of $59. The revenues, gross profit, and operating loss from this business included in the Company's results of operations for the years ended December 31, 2000, and 1999, were as follows:

                                                              2000      1999
                                                              -----    ------
Revenues....................................................  $ 590    $2,033
Gross profit................................................  $(168)   $  322
Operating loss..............................................  $(722)   $ (530)

     Following the Wace acquisition in 1999, the Company integrated certain operations, discontinued certain services, and abandoned certain projects. Due to a change in the use of certain assets resulting from such actions, the Company reviewed those assets of the affected operations for impairment, resulting in a charge of $5,558 for the year ended December 31, 1999. Of this charge, $2,429 related to a write down to net realizable value of equipment that was no longer in service. The charge also included $3,129 related to certain software

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

development projects that were replaced by systems already in service at the various Wace locations or abandoned due to the project no longer being viable for the combined entity.

7. INVENTORY

     The components of inventory at December 31 were as follows:

                                                               2001       2000
                                                              -------    -------
Work-in-process.............................................  $12,465    $19,089
Raw materials...............................................    2,372      2,753
                                                              -------    -------
Total.......................................................  $14,837    $21,842
                                                              =======    =======

8. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 consisted of the following:

                                                               2001        2000
                                                              -------    --------
Land........................................................  $ 4,675    $  5,028
Machinery and equipment.....................................   20,028      39,724
Buildings and improvements..................................   36,062      41,878
Furniture and fixtures......................................   10,300      10,071
Licenses and software.......................................   18,795      19,852
Construction in progress....................................    2,026       3,370
                                                              -------    --------
Total.......................................................   91,886     119,923
Less accumulated depreciation and amortization..............   28,579      42,851
                                                              -------    --------
Net.........................................................  $63,307    $ 77,072
                                                              =======    ========

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 consisted of the following:

                                                               2001       2000
                                                              -------    -------
Accounts payable............................................  $25,777    $34,879
Salaries and benefits.......................................   16,758     20,188
Accrued commissions.........................................    3,954      4,502
Accrued customer rebates....................................    3,355      3,990
Accrued interest............................................    2,540      2,644
Other operating accruals....................................   10,535     15,152
                                                              -------    -------
Total.......................................................  $62,919    $81,355
                                                              =======    =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

10. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                2001        2000
                                                              --------    --------
Variable rate line of credit................................  $ 26,000    $ 28,682
Variable rate term loans....................................   168,156     174,498
6.5% IDA bond due 2004......................................       900         900
Other.......................................................        84
                                                              --------    --------
Total.......................................................  $195,140    $204,080
                                                              ========    ========

     In March 1999, the Company entered into the 1999 Credit Agreement to finance the Wace acquisition. Borrowings under the 1999 Credit Agreement are secured by all of the inventory, receivables, and real and personal property of the Company and certain of its subsidiaries. The total original borrowing capacity under the 1999 Credit Agreement was a maximum of $350,000, comprised of a $100,000 revolving line of credit (the "Revolver") and three term loans totaling $250,000 (the "Term Loans"). Interest rates on funds borrowed under the 1999 Credit Agreement vary from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor. The Company is also required to pay a commitment fee of 0.5% of unused borrowings under the Revolver. Commitment fees are included as a component of interest expense.

     During 2000, the Company entered into two amendments to the 1999 Credit Agreement that modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through June 30, 2001, raised interest rates by 50 basis points, and lowered the borrowing capacity of the Revolver to $85,000. The borrowing capacity of the Revolver was further reduced to $81,000 upon the sale of certain assets in December 2000. The available borrowing capacity under the Revolver is reduced by the aggregate letters of credit outstanding, which totaled $2,347 at December 31, 2001.

     In July 2001, the Company entered into the Fifth Amendment to the 1999 Credit Agreement (the "Fifth Amendment"). The Fifth Amendment modified all of the financial covenant requirements to be less restrictive than previously required for the quarterly fiscal periods through December 31, 2002. The terms of the Fifth Amendment also accelerated the maturity of the 1999 Credit Agreement to January 2003, deferred scheduled principal payments until July 2002, and increased interest rates on borrowings by 50 basis points. In addition, with respect to the last $30,000 of availability under the Revolver, the Company is limited to borrowing an amount equal to a percentage of certain trade receivables. The first $51,000 of availability under the Revolver is not subject to such potential limitation. At December 31, 2001, there was no limitation on the amounts the Company could borrow under the Revolver. Furthermore, the Company agreed to attempt to raise $50,000 to be used to repay borrowings under the 1999 Credit Agreement. The Fifth Amendment contains a number of deadlines by which the Company must satisfy certain milestones in connection with raising such amount, the earliest of which has been satisfied. The Company, however, failed to satisfy a milestone with a deadline of December 31, 2001, which resulted in an increase in interest rates on borrowings of 100 basis points from January 2002 until such time as the milestone is met. The Company also did not meet the remaining milestone that had a deadline of February 28, 2002, which resulted in a fee of $500 being paid to its lenders. The Company also does not anticipate being able to satisfy the remaining milestones by their stated deadlines of April 30 and June 30, 2002. Failure to achieve these two deadlines will result in the Company issuing warrants with a nominal exercise price to its lenders to purchase shares representing 5% of the Company's outstanding common stock and incurring an additional increase in interest rates on borrowings of 100 basis points. The Company incurred bank fees and other expenses of approximately $2,906 in connection with the Fifth Amendment, $906 of which were deferred and are being included as a component of interest expense over the remaining term of the 1999 Credit Agreement.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Under the terms of the 1999 Credit Agreement, as amended, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge ratios, and capital spending. In addition, the Company must satisfy a minimum cumulative EBITDA covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default.

     Based upon the modified financial covenants contained in the Fifth Amendment, the Company was in compliance with all covenants at December 31, 2001. Had the Company not entered into the Fifth Amendment, the Company would not have been in compliance with the financial covenants at either September 30 or December 31, 2001. Based on current projections, the Company believes it will be able to remain in compliance with the amended covenant requirements through 2002, although there can be no assurance that such compliance will be maintained.

     As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements reflect an extinguishment of old debt (the "Debt Extinguishment") and the incurrence of new debt. Accordingly, the Company recognized a loss on extinguishment of $3,410, net of taxes of $2,451, as an extraordinary item.

     At December 31, 2001, $208,011 was outstanding under the 1999 Credit Agreement, of which $26,000 was outstanding under the Revolver and $182,011 was outstanding under the Term Loans. The average variable rate on borrowings under the Company's credit facilities for the years ended December 31, 2001, 2000, and 1999, was 8%, 10%, and 8%, respectively. The Company is prohibited from paying dividends on its common stock under the terms of the 1999 Credit Agreement.

     The principal payments on long-term debt are due as follows:

2002......................................................  $ 14,380
2003......................................................   194,228
2004......................................................       912
                                                            --------
Total.....................................................   209,520
Less current portion......................................    14,380
                                                            --------
Total long-term debt......................................  $195,140
                                                            ========

     In March 2002, the Company entered into an amendment to the 1999 Credit Agreement (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and agreed to issue warrants with a nominal exercise price to its lenders to purchase 5% of the Company's outstanding common stock. The warrants become immediately issuable if an agreement in principle for an overall restructuring of the 1999 Credit Agreement is not reached by June 30, 2002, or if a definitive agreement for such restructuring is not entered into by September 30, 2002. In addition, as part of the Sixth Amendment, the second tranche of the Revolver was reduced to $15,000 from $30,000, resulting in an aggregate revolving credit facility of $66,000. The Company has never utilized this second tranche of the Revolver, and therefore does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity.

     The Company is engaged in discussions with its lenders to renegotiate the terms of the 1999 Credit Agreement. The renegotiated terms may result in a substantial forgiveness of debt by the lenders, an extension of the maturity of the 1999 Credit Agreement by several years, and several other significant modifications. Any debt forgiveness would be subject to various contingencies, including those relating to the settlement of the Company's other debt obligations. In connection with any such debt forgiveness, the lenders would likely receive more than a majority of the Company's outstanding common stock. There can be no assurances as to the terms or the success of any renegotiation of the 1999 Credit Agreement.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

11. DERIVATIVES

     In accordance with the terms of the 1999 Credit Agreement, the Company originally entered into four interest rate swap agreements with an aggregate notional amount of $90,000, one of which expired in August 2001 (the "August 2001 Swap"), one of which expired in December 2001 (the "December 2001 Swap") (together, the "2001 Swaps"), and two of which expire in August 2003 (the "2003 Swaps") (collectively, the "Swaps"). The remaining outstanding Swaps at December 31, 2001, have an aggregate notional amount of $50,000. Under the 2003 Swaps, the August 2001 Swap, and the December 2001 Swap, the Company paid a fixed rate of 5.798%, 5.69% and 6.45%, respectively, per annum on a quarterly basis and was paid a floating rate based on the three-month LIBOR rate in effect at the beginning of each quarterly payment period. Through December 31, 2000, the Company accounted for the Swaps as hedges against the variable interest rate component of the 1999 Credit Agreement.

     On January 1, 2001, the Company adopted SFAS No. 133, as amended and interpreted. In accordance with the provisions of SFAS No. 133, the Company designated the Swaps as cash flow hedging instruments of the variable interest rate component of the 1999 Credit Agreement. Upon the adoption of SFAS No. 133, the fair value of the Swaps, a net loss of $26, was recognized in "Other noncurrent liabilities" and reflected, net of tax, as a cumulative effect of a change in accounting principle in "Other comprehensive income (loss)." As designated hedging instruments, the change in fair value of the Swaps representing their ineffectiveness was recognized as a component of interest expense in the Consolidated Statement of Operations. The remaining change in fair value, which represented the effective portion of the Swaps, was recognized as a component of "Other comprehensive income (loss)."

     All previous hedging relationships terminated as a result of the Debt Extinguishment. Accordingly, the loss in "Accumulated other comprehensive income
(loss)" of $1,052 pertaining to the Swaps on the effective date of the Fifth Amendment is being reclassified into earnings over the shorter of the remaining term of the individual Swaps or the remaining term of the 1999 Credit Agreement. Subsequent to the Debt Extinguishment, the 2003 Swaps did not qualify for future hedging accounting, and the Company did not redesignate the 2001 Swaps as hedges. Therefore, all changes in fair value of the Swaps subsequent to the termination of the hedging relationships have been and will be included as a component of interest expense. The Company expects $255 of the loss in "Accumulated other comprehensive income (loss)" to be reclassified into earnings in the next twelve months.

     At December 31, 2001, the fair value of the Swaps was a net loss of $2,235, resulting in a loss of $2,209 for the year ended December 31, 2001. For the year ended December 31, 2001, the Company recognized a non-cash charge of $1,763 as a component of interest expense in the Consolidated Statements of Operations, which consisted of the following:


Ineffectiveness of Swaps through termination of hedging
  relationships.............................................    $   79
Reclassification of loss in "Accumulated other comprehensive income (loss)" pertaining to termination of hedging
  relationships.............................................     1,369
Change in fair market value of Swaps subsequent to
  termination of hedging relationships......................       331
Reclassification of cumulative effect recorded upon adoption
  of SFAS No. 133...........................................       (16)
                                                                ------
Total.......................................................    $1,763
                                                                ======

12. SUBORDINATED NOTES

     At May 21, 1999, Wace had L39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     On July 5, 1999, the Company offered each holder of the Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes issued by the Company (the "Subordinated Notes"). As of December 31, 2001, L18,574, or approximately $27,012, of the Preference Shares had been exchanged for Subordinated Notes. The Subordinated Notes, which bear interest at a fixed annual rate of 10% and mature on October 31, 2005, are subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par. The Subordinated Notes are listed on the London Stock Exchange.

     The Company recorded dividends of $2,373, $2,500, and $2,098 on the Preference Shares for the years ended December 31, 2001, 2000, and 1999, respectively, which are reflected as "Minority interest" in the Consolidated Statements of Operations. Due to the lack of distributable reserves in Wace, the Company is prohibited from making, and has not made, a dividend payment on the Preference Shares since July 1999. Accrued dividends totaling $5,794, and $3,602 are included as part of "Minority Interest" in the Consolidated Balance Sheets at December 31, 2001 and 2000, respectively. The Company incurred interest expense of $2,675, $2,814, and $1,257 on the Subordinated Notes for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
2002........................................................  $1,146     $ 19,978
2003........................................................     422       15,367
2004........................................................     169       13,202
2005........................................................               11,572
2006........................................................                9,450
Later years.................................................               33,648
                                                              ------     --------
Total minimum lease payments................................   1,737     $103,217
                                                                         ========
Less imputed interest.......................................     126
                                                              ------
Present value of minimum lease payments.....................   1,611
Less current portion........................................   1,018
                                                              ------
Long-term obligation under capital leases...................  $  593
                                                              ======

     Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                                               2001      2000
                                                              ------    ------
Machinery and equipment.....................................  $4,471    $5,029
Less accumulated depreciation...............................   3,218     2,951
                                                              ------    ------
Net.........................................................  $1,253    $2,078
                                                              ======    ======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Total rental expense under operating leases amounted to $24,587, $23,657, and $20,723, for the years ended December 31, 2001, 2000, and 1999, respectively.

     The Company enters into sale and leaseback arrangements that are recorded as either capital or operating leases. The gain from these sale and leaseback arrangements is deferred and recognized as credits against either future amortization of the leased asset or future rental expense over the terms of the related leases. At December 31, 2001 and 2000, the remaining balance of the deferred gain totaling $32 and $100, respectively, is included in "Other liabilities," both current and noncurrent, in the accompanying Consolidated Balance Sheets.

14. INCOME TAXES

     The components of the provision (benefit) for income taxes were as follows:

                                                         2001       2000       1999
                                                       --------    -------    -------
Current:
  Federal............................................  $(11,041)   $ 1,900    $ 3,861
  State..............................................    (1,448)     1,005      1,975
  Foreign............................................     4,069      3,054        903
                                                       --------    -------    -------
Total current........................................    (8,420)     5,959      6,739
                                                       --------    -------    -------
Deferred:
  Federal............................................     1,646      5,849     (3,124)
  State..............................................       616      1,685       (955)
  Foreign............................................    (1,952)    (1,181)      (652)
                                                       --------    -------    -------
Total deferred.......................................       310      6,353     (4,731)
                                                       --------    -------    -------
Tax benefits not impacting provision:
  Federal............................................       116        116        128
  State..............................................        26         26         30
                                                       --------    -------    -------
Total tax benefits not impacting provision...........       142        142        158
                                                       --------    -------    -------
Total provision (benefit) for income taxes...........  $ (7,968)   $12,454    $ 2,166
                                                       ========    =======    =======

     The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

                                                         2001       2000       1999
                                                       --------    -------    -------
Taxes at statutory rate..............................  $(52,771)   $ 4,484    $(2,545)
State income taxes, net of Federal tax benefit.......      (523)     1,766        682
Amortization and impairment of nondeductible
  goodwill...........................................    40,301      3,718      3,272
Additional Federal tax on foreign earnings...........     1,147      1,295
Foreign taxes in excess of (less than) statutory
  rates..............................................     1,321       (220)       181
Meals and entertainment expenses.....................       518        602        475
Other -- net.........................................     2,039        809        101
                                                       --------    -------    -------
Provision (benefit) for income taxes.................  $ (7,968)   $12,454    $ 2,166
                                                       ========    =======    =======
Federal statutory rate...............................     35.00%     35.00%     35.00%
Effective rate.......................................      5.28%     97.21%    (29.79)%

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company generated income (loss) from continuing operations before provision for income taxes and minority interest for the years ended December 31, 2001, 2000, and 1999 as follows:

                                                        2001        2000       1999
                                                      ---------    -------    -------
Domestic............................................  $(153,186)   $ 9,645    $(8,476)
Foreign.............................................      2,413      3,167      1,206
                                                      ---------    -------    -------
Total...............................................  $(150,773)   $12,812    $(7,270)
                                                      =========    =======    =======

     The components of the net deferred tax asset at December 31 were as follows:

                                                               2001       2000
                                                              -------    -------
Deferred tax assets:
Accounts receivable.........................................  $ 5,587    $ 2,318
Inventory...................................................      873      1,733
Property, plant, and equipment..............................    4,280      3,615
Other liabilities...........................................   18,240     15,745
Net operating loss carryforward.............................    5,911
                                                              -------    -------
Total deferred tax assets...................................   34,891     23,411
                                                              -------    -------
Deferred tax liabilities:
Prepaid expenses............................................      441        852
Accrued expenses............................................    9,749      4,463
Other assets................................................    6,213      3,374
                                                              -------    -------
Total deferred tax liabilities..............................   16,403      8,689
                                                              -------    -------
Net deferred tax asset......................................  $18,488    $14,722
                                                              =======    =======

     The Company has a net operating loss carryforward of approximately $15,077 that expires in 2021. The Company believes that it is more likely than not that the benefit associated with Federal and state deferred tax assets will be realized in the future and therefore has not established a valuation allowance for deferred tax assets at December 31, 2001 and 2000.

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     In May 1998, the Company adopted the 1998 Incentive Compensation Plan, as amended and restated (the "1998 Plan"). As of the adoption of the 1998 Plan, no further grants will be made under the 1996 Plans. The 1998 Plan allows for the granting of options to purchase common stock of the Company to employees of the Company and its affiliates, nonemployee directors, and independent contractors. Options are granted under the 1998 Plan to members of the Board of Directors who are not employees of the Company or any of its affiliates in the same manner as under the provisions of the Directors' Plan. Options granted under the 1998 Plan have a term of ten years unless a shorter term is established at date of grant. Initially, options granted under the 1998 Plan vested over a five-year period and, unless an alternative vesting schedule was established in individual award agreements, vested 20% on the first anniversary of the grant date, 5% on each of the second through fourth anniversaries of the grant date, and 65% on the fifth anniversary of the grant date. In May 2000, the 1998 Plan was amended to change the standard vesting schedule on future grants to be ratable over a five-year period unless an alternative vesting schedule is established in individual award agreements. In addition, in May 2000, all outstanding grants under the 1998 Plan were amended to provide for ratable vesting over a five-year period. The 1998 Plan provides for a maximum of 2,800,000 shares of the Company's common stock to be available for issuance upon exercise of options. At December 31, 2001, approximately 616,000 shares remained available for the issuance of stock options.

     Information relating to activity in the Company's stock option plans is summarized in the following table. Unless otherwise indicated, options have been granted with exercise prices equal to market price.

                                                                          WEIGHTED        WEIGHTED
                                                          NUMBER OF       AVERAGE         AVERAGE
                                                           SHARES      EXERCISE PRICE    FAIR VALUE
                                                          ---------    --------------    ----------
Options outstanding at January 1, 1999..................  1,688,880        $45.76
Options granted.........................................     64,000        $31.28          $23.05
Options granted with exercise price greater than
  market................................................    136,000        $36.17          $17.87
Options exercised.......................................    (32,000)       $30.00
Options forfeited.......................................    (99,040)       $45.74
                                                          ---------
Options outstanding at December 31, 1999................  1,757,840        $44.78
Options granted.........................................    596,000        $12.28          $ 9.81
Options forfeited.......................................   (286,840)       $55.23
                                                          ---------
Options outstanding at December 31, 2000................  2,067,000        $33.96
Options granted.........................................  1,209,000        $ 3.43          $ 2.78
Options forfeited.......................................   (636,367)       $20.46
                                                          ---------
Options outstanding at December 31, 2001................  2,639,633        $23.23
                                                          =========
Options exercisable at December 31, 1999................    577,040        $41.51
                                                          =========
Options exercisable at December 31, 2000................    818,400        $39.90
                                                          =========
Options exercisable at December 31, 2001................  1,063,060        $37.34
                                                          =========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Information relating to options outstanding at December 31, 2001, is summarized as follows:

                                 OUTSTANDING                         EXERCISABLE
                 -------------------------------------------   ------------------------
   RANGE OF                  WEIGHTED AVG.    WEIGHTED AVG.              WEIGHTED AVG.
EXERCISE PRICES   OPTIONS    EXERCISE PRICE   REMAINING LIFE   OPTIONS   EXERCISE PRICE
---------------  ---------   --------------   --------------   -------   --------------
$1.65 - $7.66    1,113,833       $ 3.59            9.17         48,167       $ 5.18
$12.97 - $17.66    360,000       $13.04            8.34        125,333       $13.18
$26.41 - $41.25    514,200       $30.25            4.62        484,200       $30.09
$56.25             641,600       $56.25            6.75        395,360       $56.25
$98.13              10,000       $98.13            2.30         10,000       $98.13

     The Company accounts for the issuance of stock options to employees and nonemployee directors in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no compensation cost recognized by the Company on the options granted to employees and nonemployee directors in 2001, 2000, and 1999.

     The Company accounts for the issuance of stock options to nonemployees, other than directors, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the cost of a transaction to be measured at the date of grant based on the fair value of the options granted. SFAS No. 123 also provides for an alternative measurement of compensation cost based on the fair value of the options granted to employees and directors. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. During 2001 and 2000, the Company granted 30,000 options and 9,000 options, respectively, with a three-year vesting period to employees of its affiliates who provide legal support services. The fair value of these option grants of approximately $86 and $37, respectively, is being recognized as compensation expense over the vesting period. In addition, during 2001 the Company granted 20,833 options with a fair value of $8 to a nonemployee director for consulting services. For the years ended December 31, 2001 and 2000, the Company incurred $41 and $21, respectively, of compensation expense related to these option grants. During 1999, the Company granted 10,000 options to a former employee in connection with the abandonment of a business. The fair value of this option grant of approximately $55 was charged against the liability related to the abandonment of this business.

     The following weighted average assumptions were used in calculating the fair value of options granted:

                                                       2001         2000         1999
                                                     ---------    ---------    ---------
Risk-free interest rate............................    5.84%        5.89%        5.27%
Expected life......................................  7.0 years    7.0 years    7.0 years
Expected volatility................................   0.9022       0.8669       0.7912
Expected dividend yield............................     0%           0%           0%

     Had the Company elected to account for the issuance of stock options to employees and directors under SFAS No. 123, the compensation cost would have been $4,972, $7,382, and $7,142 for the years ended December 31, 2001, 2000 and 1999, respectively. The pro forma net loss and loss per share for the years ended

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

December 31, 2001, 2000, and 1999, calculated as if the Company had elected to account for the issuance of stock options under SFAS No. 123, were as follows:

                                                      2001        2000         1999
                                                    --------    ---------    --------
Net loss..........................................  $(52,884)   $(103,802)   $(16,128)
Basic loss per share..............................  $  (5.83)   $  (11.48)   $  (0.72)
Diluted loss per share............................  $  (5.83)   $  (11.48)   $  (0.72)

16. EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders. The number of common shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999, including pro forma computations, are summarized as follows:

                                                      2001         2000         1999
                                                    ---------    ---------    ---------
Basic and Diluted:
  Weighted average issued shares outstanding......  9,059,000    9,030,000    8,974,000
  Contingently issuable common shares not
     issued.......................................      9,000       10,000        8,000
                                                    ---------    ---------    ---------
Weighted average shares outstanding --
  Basic and Diluted...............................  9,068,000    9,040,000    8,982,000
                                                    =========    =========    =========

17. RELATED PARTY TRANSACTIONS

     In addition to the business it transacts with Applied Printing, the Company also does business and shares services with other affiliates beneficially owned by Mr. Drasner and Mr. Zuckerman, including the Daily News, L.P. (the "Daily News") and U.S. News & World Report, L.P. ("U.S. News"). The Company does not guarantee any arrangements on behalf of its affiliates and has not entered into any transactions with affiliates outside of the normal course of business other than those disclosed.

     DUE TO/FROM AFFILIATES -- Affiliates owed the Company $4,028 and $5,084 at December 31, 2001 and 2000, respectively, representing trade receivables. The Company owed affiliates $1,278 and $1,115 at December 31, 2001 and 2000, respectively.

     AFFILIATE SALES AND PURCHASES -- The Company has entered into agreements with U.S. News, the Daily News, and Applied Printing pursuant to which it provides content management and digital services. The agreement with U.S. News expired on December 31, 2000, however, the Company continued to provide services to U.S. News through February 2002, at which time the arrangement was terminated. The agreements with the Daily News are renewable annually by mutual agreement of the parties. The agreement with Applied Printing commenced in January 1999 and extends for a period of five years. The Company paid $500 to secure the Applied Printing agreement, which is being amortized over the life of the agreement. The Company also occasionally provides services to and purchases services from related parties in addition to those services covered by these agreements. Sales to and purchases from related parties for the years ended December 31, 2001, 2000, and 1999, were as follows:

                                                          2001      2000       1999
                                                         ------    -------    -------
Affiliate sales........................................  $9,307    $11,401    $13,008
Affiliate purchases....................................  $  868    $   715    $ 3,159

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Sales to affiliates represented 1.8%, 2.0%, and 2.4%, of the Company's revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

     SHARED COSTS -- The Company receives certain legal, computer, and administrative services from the Daily News and U.S. News. For such services, the Company incurred charges of $1,454, $1,138, and $1,514, for the years ended December 31, 2001, 2000, and 1999, respectively. The Company also received certain merger and acquisition services from the Daily News in 1999, for which the Company was charged $280.

     LEASES -- The Company leased office space in Washington, D.C., from U.S. News for which it incurred charges of $275, $267, and $205, for the years ended December 31, 2001, 2000, and 1999, respectively. The Company leased a facility in New York City from the Daily News for the years ended 2001 and 1999, and a portion of the year ended December 31, 2000. The Company incurred charges of $101, $15, and $156, for the years ended December 31, 2001, 2000 and 1999, respectively. The Company also incurred charges with U.S. News of $360, $220 and $184 for the years ended December 31, 2001, 2000, and 1999, respectively, for leasing additional space used by the Company at its corporate headquarters in New York City. The Company also incurred charges with Applied Printing of $71 in 2001 for leasing certain office space and equipment.

18. RETIREMENT PLANS

     The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pre-tax and after-tax basis. Company contributions vest ratably over each of the first five years of service. The Company also has other various defined contribution plans covering employees at certain acquired operations who meet certain eligibility requirements. Company contributions to all plans totaled $3,866, $3,278, and $1,983 for the years ended December 2001, 2000, and 1999, respectively.

     The Company also contributes to various multi-employer benefit plans that cover employees pursuant to collective bargaining agreements. The total contributions to multi-employer plans charged to operations for the years ended December 31, 2001, 2000, and 1999, were $620, $807, and $558, respectively.

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

     The Company provides credit to customers on an uncollateralized basis after evaluating customer creditworthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and retailing businesses. The Company's five largest nonaffiliated customers provided 31%, 28%, and 30% of revenues for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, amounts due from these customers represent 31% and 27% of trade accounts receivable at December 31, 2001 and 2000, respectively. The Company's two largest customers are Sears Roebuck & Co. ("Sears") and Kmart Corporation ("Kmart"). For the years ended December 31, 2001, 2000, and 1999, revenues from Sears represented approximately 10.4%, 9.1%, and 9.7%, respectively, and revenues from Kmart represented approximately 10.3%, 8.3%, and 7.2%, respectively, of the Company's

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

consolidated revenues. Any termination or significant disruption of the Company's relationships with any of its principal customers would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

     On January 22, 2002, Kmart filed for protection under Chapter 11 of the United States Bankruptcy Code. A particular class of vendors was afforded critical vendor status by the bankruptcy court. Based on payments received from Kmart for services rendered prior to its bankruptcy filing and statements made by Kmart to the Company, the Company believes that it is being treated as a critical vendor. The Company has been paid approximately 43% of its accounts receivable for services rendered prior to the bankruptcy filing, and based on Kmart's indication that the Company is a critical vendor, the Company anticipates being paid for substantially all of the remaining unpaid balance. The Company continues to be paid under its normal trade terms for services rendered to Kmart subsequent to January 22, 2002. At March 19, 2002, Kmart owed the Company approximately $6,600 for services rendered prior to the bankruptcy filing. There can be no assurance that the Company will fully collect from Kmart all of the outstanding accounts receivable.

21. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes were as follows:

                                                         2001       2000       1999
                                                        -------    -------    -------
Interest paid.........................................  $22,682    $29,993    $22,092
Income taxes paid (refunded) -- net...................  $(1,330)   $(5,847)   $ 2,673

     Noncash investing and financing activities were as follows:

                                                          2001     2000       1999
                                                          ----    ------    ---------
Reduction of goodwill from amortization of excess tax
  deductible goodwill...................................  $143    $  143    $     143
Common stock issued as additional consideration for
  prior period acquisitions.............................  $720    $2,000    $     240
Stock options issued to non-employees...................  $ 41    $   21    $      55
Additions to intangible assets for contingent
  payments..............................................          $2,234    $   7,784
Exchange of Preference Shares for Subordinated Notes....          $   68    $  29,867
Increase in additional paid-in capital from income tax
  benefit associated with exercise of stock options.....                    $      15
Acquisitions:
Fair value of assets acquired...........................                    $ 254,561
Cash paid...............................................                     (125,419)
                                                                            ---------
Liabilities assumed.....................................                    $ 129,142
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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                   2001                      2000
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
ASSETS:
Cash and cash equivalents...............  $  4,949     $  4,949     $  6,406     $  6,406
Marketable securities...................                            $  1,677     $  1,677
Other assets............................  $  1,601     $  1,601     $  2,814     $  2,814

LIABILITIES:
Long-term debt..........................  $209,520     $209,407     $220,996     $220,900
Subordinated notes......................  $ 27,012     $  4,052     $ 27,745     $ 28,280
Minority interest.......................  $ 38,776     $ 24,243     $ 36,584     $ 33,181
Obligations under capital leases........  $  1,611     $  1,557     $  2,828     $  2,699
Interest rate swap agreements...........  $  2,235     $  2,235

OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Unrealized gain (loss) on interest rate
  swap agreements.......................                                         $    (26)
Unrealized gain on warrants to purchase
  marketable securities.................                                         $      2

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

     SUBORDINATED NOTES -- the fair value of subordinated notes at December 31, 2001, is estimated based on quoted market prices. At December 31, 2000, the fair value of subordinated notes was estimated by discounting the future stream of payments using the rate at which the Company could obtain funds under its credit facilities.

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

23. SEGMENT INFORMATION

     The Company has determined that its two reportable segment are content management services and publishing. The content management services segment provides creative and editorial design services and prepress services, which combine text with pictures and graphics into page layout format for reproduction. The Company provides content management services to magazine publishers, advertising agencies, entertainment companies, automobile and other consumer products manufacturers, and retailers. The publishing segment sells greeting cards, calendars, art prints, and other wall decor products to mass-market merchants, card shops, bookstores, art galleries, designers, and framers.

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

     The publishing business is classified as "Net assets held for sale" in the Company's Consolidated Balance Sheet at December 31, 2001, and "Net assets of discontinued operations" in the Company's Consolidated Balance Sheet at December 31, 2000. The results of operations of the publishing business for the six months ended December 31, 2001 are included as part of continuing operations, while the results of operations for this business for the six months ended June 30, 2001, and the years ended December 31, 2000 and 1999, are reported as Discontinued Operations in the Company's Consolidated Statements of Operations (see Note 4 to the Consolidated Financial Statements).

     The Company measures profit or loss of its segments based on operating income. Operating income for segments includes interest associated with equipment financing, which is included in interest expense in the Consolidated Statements of Income, and excludes amortization of intangible assets, gain
(loss) on disposal of property and equipment, gain on sale of businesses, restructuring income (charges), and impairment charges. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the Consolidated Financial Statements.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Segment information relating to results of continuing operations was as follows:

                                                              2001         2000        1999
                                                            ---------    --------    --------
REVENUE:
Content Management Services...............................  $ 435,996    $515,571    $489,462
Publishing................................................     41,843
Other operating segments..................................     29,204      50,969      42,602
                                                            ---------    --------    --------
Total.....................................................  $ 507,043    $566,540    $532,064
                                                            =========    ========    ========
OPERATING INCOME:
Content Management Services...............................  $  38,722    $ 61,406    $ 53,968
Publishing................................................      6,119
Other operating segments..................................     (1,992)      7,600       3,655
                                                            ---------    --------    --------
Total.....................................................     42,849      69,006      57,623
Other business activities.................................    (32,199)    (33,669)    (24,055)
Amortization of intangibles...............................    (13,463)    (13,334)    (11,306)
Gain (loss) on disposal of property and equipment.........     (2,810)      2,327      (2,402)
Gain on sale of businesses................................                 16,590
Interest expense..........................................    (24,558)    (28,017)    (18,639)
Interest income...........................................        709         794         475
Other income..............................................      1,584         154         908
Restructuring (charges) income............................    (16,167)        202      (3,572)
Impairment charges........................................   (106,718)     (1,241)     (6,302)
                                                            ---------    --------    --------
Consolidated income (loss) from continuing operations
  before provision for income taxes and minority
  interest................................................  $(150,773)   $ 12,812    $ (7,270)
                                                            =========    ========    ========

                                                               2001       2000       1999
                                                              -------    -------    -------
INTEREST EXPENSE ON EQUIPMENT FINANCING:
Content Management Services.................................  $   160    $   403    $   487
Other operating segments....................................        6          8         17
Other business activities...................................       17                     3
                                                              -------    -------    -------
Total.......................................................  $   183    $   411    $   507
                                                              =======    =======    =======
DEPRECIATION EXPENSE:
Content Management Services.................................  $18,218    $21,828    $20,782
Other operating segments....................................      882      1,437      1,977
Other business activities...................................    1,884      1,953      1,287
                                                              -------    -------    -------
Total.......................................................  $20,984    $25,218    $24,046
                                                              =======    =======    =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Segment information related to the Company's assets was as follows:

                                                                2001        2000
                                                              --------    --------
TOTAL ASSETS:
Content Management Services.................................  $579,742    $614,177
Other operating segments....................................    20,997      31,222
Other business activities...................................    20,013      32,044
Net assets held for sale....................................    37,498
Discontinued operations.....................................                44,790
                                                              --------    --------
Total.......................................................  $658,250    $722,233
                                                              ========    ========
EXPENDITURES ON LONG-LIVED ASSETS:
Content Management Services.................................  $ 13,910    $ 14,858
Publishing..................................................        68
Other operating segments....................................     1,387       1,645
Other business activities...................................       121       1,724
                                                              --------    --------
Total.......................................................  $ 15,486    $ 18,227
                                                              ========    ========

     The net assets held for sale at December 31, 2001, relate entirely to the Company's publishing business that was previously reported as a discontinued operation (see Note 4 to the Consolidated Financial Statements).

     The Company's publishing business generated revenues in foreign countries of $5,906 for the six months ended June 30 2001, and $15,038 and $17,088, for the years ended December 31, 2000 and 1999, respectively, and had long-lived assets in foreign countries of $733 and $899 as of December 31, 2001 and 2000, respectively. Segment information for continuing operations relating to geographic regions for 2001, 2000, and 1999 was as follows:

                                                       2001        2000        1999
                                                     --------    --------    --------
REVENUES:
United States......................................  $452,799    $514,672    $495,793
United Kingdom.....................................    45,575      47,696      32,746
Other foreign countries............................     8,669       4,172       3,525
                                                     --------    --------    --------
Total..............................................  $507,043    $566,540    $532,064
                                                     ========    ========    ========
LONG-LIVED ASSETS:
United States......................................  $ 60,325    $ 72,084
United Kingdom.....................................     2,685       4,387
Other foreign countries............................       297         601
                                                     --------    --------
Total..............................................  $ 63,307    $ 77,072
                                                     ========    ========

24. COMPREHENSIVE INCOME

     Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. Other comprehensive income (loss) and accumulated other comprehensive income (loss) as of and for the years ended December 31, 2001, 2000, and 1999, include gains and losses from foreign currency translation adjustments. As a result of the Company adopting SFAS No. 133, other comprehensive income (loss) and accumulated other comprehensive income (loss) also include the effective portion of the change in fair value of interest rate swaps as of and for

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

the year ended December 31, 2001 (see Note 11 to the Consolidated Financial Statements). Other comprehensive income (loss) and accumulated other comprehensive income (loss) also included unrealized holding gains and losses on available-for-sale securities as of and for the years ended December 31, 2000 and 1999. No income tax effect is reported for unrealized gains and losses from foreign currency translation adjustments since they relate to indefinite investments in foreign subsidiaries. The components of comprehensive income, including related tax effects, for the years ended December 21, 2001, 2000, and 1999, were as follows:

                                                              PRETAX      TAX      AFTER TAX
                                                              AMOUNT     EFFECT     AMOUNT
                                                              -------    ------    ---------
YEAR ENDED DECEMBER 31, 2001
Foreign currency translation adjustments....................  $   (11)   $  --      $   (11)
Reclassification adjustment for loss on available-for-sale
  securities realized in net income.........................     (817)     343         (474)
Reclassification adjustment for swap transactions realized
  in net income.............................................    1,353     (562)         791
Effective portion of change in fair value of interest rate
  swaps.....................................................   (1,799)     747       (1,052)
Cumulative effect of change in accounting principle.........      (26)      11          (15)
                                                              -------    -----      -------
Total other comprehensive income (loss).....................  $(1,300)   $ 539      $  (761)
                                                              =======    =====      =======
YEAR ENDED DECEMBER 31, 2000
Foreign currency translation adjustments....................  $  (157)   $  --      $  (157)
Unrealized loss on available-for-sale securities............   (1,109)     466         (643)
Reclassification adjustment for foreign currency transaction
  losses realized in net income.............................       58       --           58
                                                              -------    -----      -------
Total other comprehensive income (loss).....................  $(1,208)   $ 466      $  (742)
                                                              =======    =====      =======
YEAR ENDED DECEMBER 31, 1999
Foreign currency translation adjustments....................  $   151    $  --      $   151
Unrealized holding gain on available-for-sale securities....    1,926     (809)       1,117
                                                              -------    -----      -------
Total other comprehensive income............................  $ 2,077    $(809)     $ 1,268
                                                              =======    =====      =======

     The after-tax components of accumulated other comprehensive income (loss) at December 31 were as follows:

                                                              2001     2000
                                                              -----    ----
Derivative and hedging activities...........................  $(276)
Foreign currency translation adjustments....................     37    $ 48
Holding gains on available-for-sale securities..............            474
                                                              -----    ----
Total accumulated other comprehensive income (loss).........  $(239)   $522
                                                              =====    ====

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             2001 QUARTER ENDED
                                       --------------------------------------------------------------
                                       MARCH 31(1)    JUNE 30(2)    SEPTEMBER 30(3)    DECEMBER 31(4)
                                       -----------    ----------    ---------------    --------------
Revenues.............................   $116,769      $ 118,060        $134,829           $137,385
Gross profit.........................   $ 34,933      $  35,934        $ 47,826           $ 49,771
Loss from continuing operations
  before provision for income taxes
  and minority interest..............   $ (8,398)     $(107,643)       $ (5,818)          $(28,914)
Loss from continuing operations......   $ (8,641)     $(106,106)       $ (5,793)          $(24,638)
Income (loss) from discontinued
  operations.........................                    98,726                               (138)
Extraordinary item -- loss on debt
  extinguishment, net of taxes of
  $2,451.............................                                    (3,410)
                                        --------      ---------        --------           --------
Net loss.............................   $ (8,641)     $  (7,380)       $ (9,203)          $(24,776)
                                        ========      =========        ========           ========
Loss per common share from continuing
  operations:
  Basic..............................   $  (0.95)     $  (11.70)       $  (0.63)          $  (2.72)
  Diluted............................   $  (0.95)     $  (11.70)       $  (0.63)          $  (2.72)

                                                             2000 QUARTER ENDED
                                         -----------------------------------------------------------
                                         MARCH 31    JUNE 30(5)    SEPTEMBER 30(6)    DECEMBER 31(7)
                                         --------    ----------    ---------------    --------------
Revenues...............................  $144,319     $147,023        $140,043           $135,155
Gross profit...........................  $ 47,032     $ 50,416        $ 48,572           $ 44,927
Income (loss) from continuing
  operations before provision for
  income taxes and minority interest...  $ (4,645)    $ (1,112)       $  4,035           $ 14,534
Income (loss) from continuing
  operations...........................  $ (7,445)    $ (1,676)       $  1,821           $  5,158
Loss from discontinued operations......    (1,474)     (96,909)
                                         --------     --------        --------           --------
Net income (loss)......................  $ (8,919)    $(98,585)       $  1,821           $  5,158
                                         ========     ========        ========           ========
Earnings (loss) per common share from
  continuing operations:
  Basic................................  $  (0.82)    $  (0.19)       $   0.20           $   0.57
  Diluted..............................  $  (0.82)    $  (0.19)       $   0.20           $   0.57

---------------
(1) Includes a gain on the sale of marketable securities of $665.

(2) Includes an impairment charge of $97,766 to write down assets held for sale, a restructuring charge of $1,167 and a loss on disposal of property and equipment of $1,948.

(3) Includes a loss of $266 on disposal of property and equipment.

(4) Includes a restructuring charge of $15,000, a charge of $8,952 related to the impairment of long-lived assets, and a loss on disposal of property and equipment of $568.

(5) Includes a restructuring charge of $611, an impairment charge of $583 related to equipment abandoned in connection with the restructuring, and a charge of $658 for the write down of long-lived assets.

(6) Includes a gain of $2,359 on disposal of property and equipment.

(7) Includes a gain of $16,590 on sale of businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)Directors. -- The information with respect to directors required by this item is incorporated herein by reference to the 2002 Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2002.

     (b)Executive Officers. -- The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Listed below are the documents filed as a part of this report:

          1. Financial Statements and the Independent Auditors' Report:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2001 and 2000.

          Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999.

          Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999.

          3. Exhibits:

             2.1          Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
                          Technologies, Inc., and AGT Acquisition Corp. (Incorporated
                          by reference to Exhibit No. 2.2 forming part of the
                          Registrant's Report on Form 10-K (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997).
             3.1(a)       First Restated Certificate of Incorporation (Incorporated by
                          reference to Exhibit No. 3.1 forming part of the
                          Registrant's Registration Statement on Form S-1 (File No.
                          333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
             3.1(b)       Certificate of Amendment of First Restated Certificate of
                          Incorporation (Incorporated by reference to Exhibit No.
                          3.1(b) forming part of the Registrant's Report on Form 10-Q
                          (File No. 0-28208) filed with the Securities and Exchange
                          Commission under the Securities Exchange Act of 1934, as
                          amended, for the quarterly period ended June 30, 1998).
            3.1(c)        Second Certificate of Amendment of First Restated
                          Certificate of Incorporation (Incorporated by reference to
                          Exhibit No. 3.1(c) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities
                          and Exchange Commission under the Securities Exchange Act of
                          1934, as amended, for the fiscal year ended December 31,
                          2000).
             3.2(a)       Amended and Restated By-Laws of Applied Graphics
                          Technologies, Inc. (Incorporated by reference to Exhibit No.
                          3.2 forming part of Amendment No. 3 to the Registrant's
                          Registration Statement on Form S-1 (File No. 333-00478)
                          filed with the Securities and Exchange Commission under the
                          Securities Act of 1933, as amended).

             3.2(b)       Amendment to Amended and Restated By-Laws of Applied
                          Graphics Technologies, Inc. (Incorporated by reference to
                          Exhibit No. 3.3 forming part of the Registrant's
                          Registration Statement on Form S-4 (File No. 333-51135)
                          filed with the Securities and Exchange Commission under the
                          Securities Act of 1933, as amended).
             3.2(c)       Amendment to Amended and Restated By-Laws of Applied
                          Graphics Technologies, Inc. (Incorporated by reference to
                          Exhibit No. 3.2(c) forming part of Registrant's Report on
                          Form 10-Q (File No. 0-28208) filed with the Securities and
                          Exchange Commission under the Securities Exchange Act of
                          1934, as amended, for the quarterly period ended September
                          30, 2000).
             4            Specimen Stock Certificate (Incorporated by reference to
                          Exhibit 7 forming part of Registrant's Registration
                          Statement on Form 8-A (File No. 1-16431) filed with the
                          Securities and Exchange Commission under the Securities
                          Exchange Act of 1934, as amended, on April 5, 2001).
            10.2          Applied Graphics Technologies, Inc. 1996 Stock Option Plan
                          (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
                          Statement on Form S-1 (File No. 333-00478) filed with the
                          Securities and Exchange Commission under the Securities Act of 1933, as amended).
            10.3          Applied Graphics Technologies, Inc. Non-Employee Directors
                          Nonqualified Stock Option Plan (Incorporated by reference to
                          Exhibit No. 10.3 forming part of Amendment No. 3 to the
                          Registrant's Registration Statement on Form S-1 (File No.
                          333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
            10.6(a)(i)    Employment Agreement, effective as of November 30, 2000,
                          between the Company and Joseph D. Vecchiolla (Incorporated by reference to Exhibit No. 10.6(a) forming part of the
                          Registrant's Report on Form 10-K (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).
            10.6(a)(ii)   Amendment No. 1 to Employment Agreement, dated as of March
                          1, 2002, by and between the Company and Joseph D.
                          Vecchiolla.
            10.6(b)       Agreement and General Release, effective June 4, 2000,
                          between the Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit No. 10.6 (b) forming part of the
                          Registrant's Report on Form 10-Q (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Exchange Act of 1934, as amended, for the
                          quarterly period ended June 30, 2000).
            10.6(c)       Agreement and General Release, dated December 15, 2000,
                          between the Company and Derek Ashley (Incorporated by
                          reference to Exhibit No. 10.6(c)(ii) forming part of the
                          Registrant's Report on Form 10-K (File No. 0-28208) filed
                          with the Securities and Exchange Commission under the
                          Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).
            10.6(d)       Separation Agreement, effective December 18, 2000, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6(d)(iii) forming part of the Registrant's
                          Report on Form 10-K (File No. 0-28208) filed with the
                          Securities and Exchange Commission under the Securities
                          Exchange Act of 1934, as amended, for the fiscal year ended
                          December 31, 2000).

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

            10.9(f)       Fifth Amendment, dated as of July 27, 2001, to the Amended and Restated Credit Agreement by and among Applied Graphics
                          Technologies, Inc., the lenders party thereto, and Fleet
                          National Bank, as agent. (Incorporated by reference to
                          Exhibit No. 10.9(f) forming part of the Registrant's Report on Form 10-Q (File No. 1-16431) filed with the Securities
                          and Exchange Commission under the Securities Exchange Act of
                          1934, as amended, for the quarterly period ended June 30,
                          2001).
            10.9(g)       Sixth Amendment, dated March 21, 2002, to the Amended and
                          Restated Credit Agreement by and among Applied Graphics
                          Technologies, Inc., the lenders party thereto, and Fleet
                          National Bank, as agent.
            10.10         Consulting Agreement, dated as of March 1, 2001, by and
                          between the Company and Knollwood Associates, LLC.
                          (Incorporated by reference to Exhibit No. 10.10 forming part of the Registrant's Report on Form 10-Q (File No. 1-16431)
                          filed with the Securities and Exchange Commission under the
                          Securities Exchange Act of 1934, as amended, for the
                          quarterly period ended March 31, 2001).
            21            Subsidiaries of the Registrant.
            23            Consent of Deloitte & Touche LLP.

--------------------------------------------------------------------------------

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                          (Registrant)

                                          By: /s/     FRED DRASNER
                                            ------------------------------------
                                                        Fred Drasner
                                            Chairman, Chairman of the Board, and
                                                           Director
                                                 (Duly authorized officer)

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                 /s/ FRED DRASNER                    Chairman, Chairman of the Board, and Director
---------------------------------------------------    (Principal Executive Officer)
                   Fred Drasner

             /s/ JOSEPH D. VECCHIOLLA                President, Chief Operating Officer, and Director
---------------------------------------------------
               Joseph D. Vecchiolla

                /s/ MARTIN D. KRALL                  Executive Vice President, Chief Legal Officer,
---------------------------------------------------    Secretary, and Director
                  Martin D. Krall

             /s/ MARNE OBERNAUER, JR.                Vice Chairman and Director
---------------------------------------------------
               Marne Obernauer, Jr.

              /s/ KENNETH G. TOROSIAN                Senior Vice President and Chief Financial Officer
---------------------------------------------------    (Principal Financial and Accounting Officer)
                Kenneth G. Torosian

             /s/ MORTIMER B. ZUCKERMAN               Director
---------------------------------------------------
               Mortimer B. Zuckerman

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

                /s/ DAVID R. PARKER                  Director
---------------------------------------------------
                  David R. Parker

                /s/ HOWARD STRINGER                  Director
---------------------------------------------------
                  Howard Stringer

                /s/ JOHN R. WALTER                   Director
---------------------------------------------------
                  John R. Walter

                 /s/ JOHN ZUCCOTTI                   Director
---------------------------------------------------
                   John Zuccotti

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                ADDITIONS
                                                        -------------------------
                                           BALANCE AT   CHARGED TO      CHARGED                     BALANCE AT
                                           BEGINNING     COSTS AND     TO OTHER                       END OF
               DESCRIPTION                 OF PERIOD    EXPENSES(1)   ACCOUNTS(2)   DEDUCTIONS(3)     PERIOD
               -----------                 ----------   -----------   -----------   -------------   ----------
Allowances deducted in the balance sheet
  from assets to which they apply:
For the year ended December 31, 2001
Allowance for doubtful accounts and
  returns................................    $5,100       $4,855        $   --         $ 1,974        $7,981
                                             ======       ======        ======         =======        ======
For the year ended December 31, 2000
Allowance for doubtful accounts and
  returns................................    $7,732       $3,929        $   --         $ 6,561        $5,100
                                             ======       ======        ======         =======        ======
For the year ended December 31, 1999
Allowance for doubtful accounts and
  returns................................    $9,325       $2,732        $2,324         $(6,649)       $7,732
                                             ======       ======        ======         =======        ======

---------------
(1) In 2001, excludes costs and expenses of $1,524 of the Company's publishing business, which is included in net assets held for sale.

(2) Represents allowances for doubtful accounts and returns recorded in connection with acquisitions.

(3) In 2001 and 2000 represents amounts written off. In 1999 represents $2,506 for amounts written off and $4,143 for adjustments to goodwill relating to acquisitions.