Form 10-Q
period 2002-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2002-05-15
CIK 1006030

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



              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16431

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3864004
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
             450 WEST 33RD STREET                                  10001
                 NEW YORK, NY                                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                              [X]  Yes     [ ]  No

     The number of shares of the registrant's common stock outstanding as of April 30, 2002, was 9,067,565.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,577    $   4,949
  Trade accounts receivable (net of allowances of $7,802 in
     2002 and $7,981 in 2001)...............................     78,833       89,825
  Due from affiliates.......................................      4,218        4,028
  Inventory.................................................     19,456       14,837
  Prepaid expenses..........................................      4,886        4,712
  Deferred income taxes.....................................     18,411       19,973
  Other current assets......................................      2,999        2,325
  Net assets held for sale..................................     30,825       37,498
                                                              ---------    ---------
     Total current assets...................................    163,205      178,147
Property, plant, and equipment -- net.......................     61,843       63,307
Goodwill....................................................     77,374      405,839
Other intangible assets -- net..............................      1,130        1,210
Deferred income taxes.......................................      1,029
Other assets................................................      9,494        9,747
                                                              ---------    ---------
     Total assets...........................................  $ 314,075    $ 658,250
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $  64,465    $  62,919
  Current portion of long-term debt and obligations under
     capital leases.........................................     15,332       15,398
  Due to affiliates.........................................        715        1,278
  Other current liabilities.................................     42,377       44,071
                                                              ---------    ---------
     Total current liabilities..............................    122,889      123,666
Long-term debt..............................................    191,828      195,140
Subordinated notes..........................................     26,468       27,012
Obligations under capital leases............................        418          593
Deferred income taxes.......................................                   1,485
Other liabilities...........................................     12,141       12,874
                                                              ---------    ---------
     Total liabilities......................................    353,744      360,770
                                                              ---------    ---------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................     39,246       38,776
                                                              ---------    ---------
Stockholders' Equity (Deficit):
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding).....................
  Common stock ($0.01 par value, 150,000,000 shares
     authorized; shares issued and outstanding: 9,067,565 in
     2002 and 2001).........................................         91           91
  Additional paid-in capital................................    389,467      389,464
  Accumulated other comprehensive income (loss).............         75         (239)
  Retained deficit..........................................   (468,548)    (130,612)
                                                              ---------    ---------
     Total stockholders' equity (deficit)...................    (78,915)     258,704
                                                              ---------    ---------
     Total liabilities and stockholders' equity (deficit)...  $ 314,075    $ 658,250
                                                              =========    =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Revenues....................................................  $ 118,299   $117,728
Cost of revenues............................................     77,248     82,795
                                                              ---------   --------
Gross profit................................................     41,051     34,933
                                                              ---------   --------
Selling, general, and administrative expenses...............     38,153     35,530
Amortization of intangibles.................................         80      3,389
Loss (gain) on disposal of property and equipment...........       (116)        28
Impairment charge...........................................      7,164
                                                              ---------   --------
Total operating expenses....................................     45,281     38,947
                                                              ---------   --------
Operating loss..............................................     (4,230)    (4,014)
Interest expense............................................     (4,700)    (5,989)
Interest income.............................................         95        203
Other income (expense) -- net...............................        (87)     1,402
                                                              ---------   --------
Loss before provision for income taxes and minority
  interest..................................................     (8,922)    (8,398)
Provision (benefit) for income taxes........................        551       (357)
                                                              ---------   --------
Loss before minority interest...............................     (9,473)    (8,041)
Minority interest...........................................       (588)      (600)
                                                              ---------   --------
Loss before cumulative effect of change in accounting
  principle.................................................    (10,061)    (8,641)
Cumulative effect of change in accounting principle.........   (327,875)
                                                              ---------   --------
Net loss....................................................   (337,936)    (8,641)
Other comprehensive income (loss)...........................        314       (435)
                                                              ---------   --------
Comprehensive loss..........................................  $(337,622)  $ (9,076)
                                                              =========   ========
Basic loss per common share:
  Loss before cumulative effect of change in accounting
     principle..............................................  $   (1.11)  $  (0.95)
  Cumulative effect of change in accounting principle.......     (36.16)
                                                              ---------   --------
  Total.....................................................  $  (37.27)  $  (0.95)
                                                              =========   ========
Diluted loss per common share:
  Loss before cumulative effect of change in accounting
     principle..............................................  $   (1.11)  $  (0.95)
  Cumulative effect of change in accounting principle.......     (36.16)
                                                              ---------   --------
  Total.....................................................  $  (37.27)  $  (0.95)
                                                              =========   ========
Weighted average number of common shares:
  Basic.....................................................      9,068      9,068
  Diluted...................................................      9,068      9,068

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
Cash flows from operating activities:
Net loss....................................................  $(337,936)   $(8,641)
Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization.............................      4,557      8,862
  Deferred taxes............................................       (914)      (398)
  Provision for bad debts...................................      1,003        769
  Cumulative effect of change in accounting principle.......    328,529
  Impairment charge.........................................      7,164
  Other.....................................................       (284)        30
Changes in Operating Assets and Liabilities:
  Trade accounts receivable.................................     10,641     12,009
  Due from/to affiliates....................................       (754)        21
  Inventory.................................................     (4,646)      (584)
  Other assets..............................................       (870)    (1,619)
  Accounts payable and accrued expenses.....................       (488)    (7,143)
  Other liabilities.........................................     (2,031)     1,138
  Net assets held for sale..................................      1,122
  Net cash provided by operating activities of discontinued
     operations.............................................                 6,128
                                                              ---------    -------
Net cash provided by operating activities...................      5,093     10,572
                                                              ---------    -------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............     (3,149)    (4,459)
  Proceeds from sale of available-for-sale securities.......                 1,675
  Proceeds from sale of property and equipment..............        244
  Other.....................................................                (3,297)
  Net cash used in investing activities of discontinued
     operations.............................................                  (186)
                                                              ---------    -------
Net cash used in investing activities.......................     (2,905)    (6,267)
                                                              ---------    -------
Cash flows from financing activities:
  Repayments of notes and capital lease obligations.........       (249)      (363)
  Repayments of term loans..................................                  (927)
  Borrowings (repayments) under revolving credit
     line -- net............................................     (3,300)     4,445
  Net cash used in financing activities of discontinued
     operations.............................................                   (25)
                                                              ---------    -------
Net cash provided by (used in) financing activities.........     (3,549)     3,130
                                                              ---------    -------
Net increase (decrease) in cash and cash equivalents........     (1,361)     7,435
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (11)        36
Cash and cash equivalents at beginning of period............      4,949      6,406
                                                              ---------    -------
Cash and cash equivalents at end of period..................  $   3,577    $13,877
                                                              =========    =======

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                  -----------------------------------------------
                                                                         ACCUMULATED
                                                           ADDITIONAL       OTHER
                                                  COMMON    PAID-IN     COMPREHENSIVE   RETAINED
                                                  STOCK     CAPITAL     INCOME (LOSS)    DEFICIT
                                                  ------   ----------   -------------   ---------
BALANCE AT JANUARY 1, 2002......................   $91      $389,464        $(239)      $(130,612)
Compensation cost of stock options issued to
  non-employees.................................                   3
Reclassification adjustment for losses realized
  in net income.................................                               58
Reclassification of cumulative effect of change
  in accounting principle.......................                                6
Unrealized gain from foreign currency
  translation adjustments.......................                              250
Net loss........................................                                         (337,936)
                                                   ---      --------        -----       ---------
BALANCE AT MARCH 31, 2002.......................   $91      $389,467        $  75       $(468,548)
                                                   ===      ========        =====       =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc. and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2002 presentation.

2.  SALE OF PUBLISHING BUSINESS

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

     The Company sold the publishing business in April 2002. Net proceeds from the sale were approximately $33,500, of which $31,500 were used in April 2002 to repay term loans outstanding under the Company's credit facility and $2,000 are being held in escrow under the terms of the sale. The escrow will be available to satisfy any claims related to the working capital transferred at closing and contractual warranties. Any remaining escrow balance as of March 31, 2003, will be used to further repay the outstanding term loans. The final terms of the sale deviated sufficiently from the original plan to require the Company to obtain a consent from its lenders that the sale satisfied a contingency of the Company's credit facility, and therefore a new measurement date was established in April 2002. In April 2002 the Company began reporting the publishing business as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     At March 31, 2002, the Company recognized an impairment charge related to the publishing business of $7,164 that was based on the terms of the April 2002 sale and is subject to change based on potential working capital adjustments resulting from the finalization of the closing date balance sheet.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The results of operations of the publishing business for the three months ended March 31, 2001, are presented as Discontinued Operations in the accompanying Consolidated Statement of Operations as follows:

Revenues....................................................     $18,429
                                                                 =======
Income from operations before income taxes..................     $   822
Provision equivalent to income taxes........................       1,018
                                                                 -------
Loss from operations........................................        (196)
Reversal of loss on disposal................................         196
                                                                 -------
Income from discontinued operations.........................     $    --
                                                                 =======

     The results of operations of the publishing business include an allocation of interest expense of $321 for the three months ended March 31, 2001. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its credit facility, which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the Company's credit facility.

     The revenues, gross profit, and operating income from the publishing business included in the Company's results of continuing operations for the three months ended March 31, 2002, were $19,778, $10,195, and $2,599, respectively. The net assets of the publishing business include $262 of long-term debt and obligations under capital leases, inclusive of the current portion, at March 31, 2002.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives.

     Upon the initial application of SFAS No. 142, the Company incurred an impairment charge of $328,529 relating to its goodwill, of which $321,952 related to the Company's content management services business and $6,577 related to the Company's broadcast media distribution services business. The fair value of each reporting unit was determined based on applying a multiple to each reporting unit's earnings before interest, taxes, depreciation, and amortization. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company's intangible assets not subject to amortization under SFAS No. 142 consist entirely of goodwill. The changes in the carrying amount of goodwill during the three months ended March 31, 2002, and the full year ended December 31, 2001, were as follows:

                                                    2002                     2001
                                           ----------------------   ----------------------
                                            CONTENT       OTHER      CONTENT       OTHER
                                           MANAGEMENT   OPERATING   MANAGEMENT   OPERATING
                                            SERVICES    SEGMENTS     SERVICES    SEGMENTS
                                           ----------   ---------   ----------   ---------
Balance at beginning of period...........  $ 397,087     $ 8,752     $405,973     $15,716
Impairment losses........................   (321,952)     (6,577)                  (7,176)
Contingent purchase price................                                           1,440
Amortization.............................                             (11,579)     (1,086)
Other....................................         64                    2,693        (142)
                                           ---------     -------     --------     -------
Balance at end of period.................  $  75,199     $ 2,175     $397,087     $ 8,752
                                           =========     =======     ========     =======

     The Company's intangible assets subject to amortization under SFAS No. 142 consist entirely of contract acquisition costs, which represent consideration paid by the Company to enter into certain long-term contracts. Contract acquisition costs are amortized on a straight-line basis over the life of the underlying contract. The gross carrying amount and accumulated amortization of contract acquisition costs were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Gross carrying amount.......................................   $ 2,446      $ 2,821
Accumulated amortization....................................    (1,316)      (1,611)
                                                               -------      -------
Net carrying amount.........................................   $ 1,130      $ 1,210
                                                               =======      =======

     Amortization expense associated with contract acquisition costs for the three months ended March 31, 2002 and 2001, was $80 and $200, respectively. The estimated amortization expense for each of the next five full fiscal years is as follows:

2002........................................................  $289
2003........................................................  $310
2004........................................................  $210
2005........................................................  $210
2006........................................................  $191

     The adjusted net loss and loss per share for the three months ended March 31, 2001, reflecting the add back of the amortization of goodwill, were as follows:

Net loss as reported........................................  $(8,641)
Add back: Amortization of goodwill -- net of tax............    2,988
                                                              -------
Adjusted net loss...........................................  $(5,653)
                                                              =======
Loss per share as reported (basic and diluted)..............  $ (0.95)
Amortization of goodwill....................................     0.33
                                                              -------
Adjusted loss per share (basic and diluted).................  $ (0.62)
                                                              =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

4.  RESTRUCTURING

     The Company initiated various restructuring plans in prior periods (the "2001 Fourth Quarter Plan," the "2001 Second Quarter Plan," the "2000 Second Quarter Plan," the "1999 Fourth Quarter Plan," and the "1998 Fourth Quarter Plan," respectively) under which it continues to make certain payments. The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheet as of March 31, 2002, for the future costs of the various restructuring plans, and the amounts charged against the respective restructuring liabilities during the three months ended March 31, 2002, were as follows:

                                             2001      2001      2000      1999      1998
                                            FOURTH    SECOND    SECOND    FOURTH    FOURTH
                                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                             PLAN      PLAN      PLAN      PLAN      PLAN
                                            -------   -------   -------   -------   -------
Balance at January 1, 2002................  $11,994    $ 594     $584      $382      $176
Facility closure costs....................     (506)              (46)                (11)
Employee termination costs................     (592)    (124)
Abandoned equipment.......................      (23)                        (34)
                                            -------    -----     ----      ----      ----
Balance at March 31, 2002.................  $10,873    $ 470     $538      $348      $165
                                            =======    =====     ====      ====      ====

5.  INVENTORY

     The components of inventory were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Work-in-process.............................................   $17,274      $12,465
Raw materials...............................................     2,182        2,372
                                                               -------      -------
Total.......................................................   $19,456      $14,837
                                                               =======      =======

6.  LONG TERM DEBT

     Under the terms of its credit facility, as amended, the Company was obligated to satisfy certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company failed, however, to satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Failure to satisfy the first milestone resulted in a fee of $500 being paid to the Company's lenders. Failure to satisfy the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,378 shares of the Company's common stock. Such warrants become exercisable upon the earlier of the fifth anniversary of the date of grant or an event of default under the credit facility.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

7.  DERIVATIVES

     The fair value of the Company's interest rate swaps was a net loss of $1,773 and $1,370 at March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, the Company recognized a non-cash benefit of $353 and a non-cash charge of $238, respectively, which consisted of the following:

                                                              2002    2001
                                                              -----   ----
Change in fair market value of swaps not designated as
  hedges....................................................  $(462)
Ineffectiveness of swaps designated as hedges...............          $253
Reclassification of loss in "Accumulated other comprehensive
  income (loss)"............................................     99
Reclassification of cumulative effect recorded upon adoption
  of SFAS No. 133...........................................     10    (15)
                                                              -----   ----
Total charge (benefit)......................................  $(353)  $238
                                                              =====   ====

     The company expects $212 of the loss in "Accumulated other comprehensive income (loss)" to be reclassified into earnings in the next twelve months.

8.  INCOME TAXES

     In connection with the impairment of goodwill incurred upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements), the Company recognized a deferred tax asset of $16,806, resulting in a consolidated deferred tax asset of $35,592 as of March 31, 2002. Based on its most recent projections, the Company does not believe that it is more likely than not that the benefit associated with the deferred tax assets will be entirely realized in the future. Accordingly, at March 31, 2002, the Company established a valuation allowance in the amount of $16,152, all of which was included as part of the cumulative effect of a change in accounting principle.

9.  RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 2002 and 2001, were as follows:

                                                               2002     2001
                                                              ------   ------
Affiliate sales.............................................  $1,315   $2,708
Affiliate purchases.........................................  $    5   $   24
Administrative charges......................................  $  361   $  536

     Administrative charges include charges for certain legal, administrative, and computer services provided by affiliates and for rent incurred for leases with affiliates.

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the three months ended March 31, 2002 and 2001, were as follows:

                                                               2002     2001
                                                              ------   ------
Interest paid...............................................  $5,602   $5,986
Income taxes paid -- net of refunds.........................  $  134   $1,507

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Noncash investing and financing activities for the three months ended March 31, 2002 and 2001, were as follows:

                                                              2002   2001
                                                              ----   ----
Fair value of stock options issued to non-employees.........   $3    $ 10
Additions to intangible assets for contingent payments......         $720
Reduction of goodwill from amortization of excess
  tax-deductible goodwill...................................         $ 52

11.  SEGMENT INFORMATION

     Segment information relating to results of operations for the three months ended March 31, 2002 and 2001, was as follows:

                                                                2002       2001
                                                              --------   --------
REVENUE:
Content Management Services.................................  $ 92,075   $110,767
Publishing..................................................    19,778
Other operating segments....................................     6,446      6,961
                                                              --------   --------
Total.......................................................  $118,299   $117,728
                                                              ========   ========
OPERATING INCOME (LOSS):
Content Management Services.................................  $  7,204   $  6,715
Publishing..................................................     2,599
Other operating segments....................................         9       (422)
                                                              --------   --------
Total.......................................................     9,812      6,293
Other business activities...................................    (6,914)    (6,890)
Amortization of intangibles.................................       (80)    (3,389)
Gain (loss) on disposal of property and equipment...........       116        (28)
Interest expense............................................    (4,700)    (5,989)
Interest income.............................................        95        203
Other income (expense)......................................       (87)     1,402
Impairment charge...........................................    (7,164)
                                                              --------   --------
Consolidated loss before provision for income taxes and
  minority interest.........................................  $ (8,922)  $ (8,398)
                                                              ========   ========

     Segment information relating to the Company's assets as of March 31, 2002, and December 31, 2001, was as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
TOTAL ASSETS:
Content Management Services.................................  $250,269      $579,742
Other operating segments....................................    14,103        20,997
Other business activities...................................    18,878        20,013
Net assets held for sale....................................    30,825        37,498
                                                              --------      --------
Total.......................................................  $314,075      $658,250
                                                              ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to maintain compliance with the financial covenant requirements under its credit facility; the ability of the Company to successfully renegotiate the terms of its credit facility; the ability of Kmart Corporation ("Kmart") to successfully emerge from bankruptcy; the impact of technological advancements on the ability of customers and competitors to provide services comparable to those provided by the Company; the continued softness in the advertising market; the timing of completion and the success of the Company's restructuring plans and integration efforts; the rate and level of capital expenditures; and the adequacy of the Company's credit facility and cash flows to fund cash needs.

     The results of operations of the Company's publishing business were reported as part of continuing operations for the three months ended March 31, 2002, and as a discontinued operation for the three months ended March 31, 2001. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH 2001

     Revenues in the first quarter of 2002 were $571 higher than in the comparable period in 2001. Exclusive of the publishing business, which was reported as a discontinued operation for the first quarter of 2001, revenues in the first quarter of 2002 were $19,207 lower than the first quarter of 2001. Revenues in the 2002 period decreased by $18,692 from content management services and $515 from digital services. Decreased revenues from content management services primarily resulted from a weaker advertising market in the first quarter of 2002 as compared to the 2001 period, which adversely impacted the Company's prepress operations servicing advertising agencies and magazine publishers.

     Gross profit increased $6,118 in the first quarter of 2002. The gross profit percentage in the first quarter of 2002 was 34.7% as compared to 29.7% in the 2001 period. Exclusive of the publishing business, the gross profit percentage was 31.3% in the 2002 period. This increase primarily resulted from improved operating efficiencies and cost cutting related to the Company's restructuring and integration efforts.

     Selling, general, and administrative expenses in the first quarter of 2002 were $2,623 higher than in the 2001 period, and as a percent of revenue increased to 32.3% in the 2002 period from 30.2% in the 2001 period. Selling, general, and administrative expenses in the 2002 period include charges of $499 for nonrestructuring-related employee termination costs and $627 for consultants retained to assist the Company with its restructuring and integration efforts. The 2002 period also includes the results of operations of the publishing business, which business incurs selling, general, and administrative costs at a higher rate than the Company's other businesses. Selling, general, and administrative expenses in 2001 include a charge of $419 for nonrestructuring-related employee termination costs. Exclusive of the publishing business, and adjusting for these other charges, selling general, and administrative expenses as a percent of revenue were 29.9% and 29.8% in 2002 and 2001, respectively.

     The Company incurred an impairment charge of $7,164 in the first quarter of 2002 in connection with the sale of its publishing business in April 2002.

     Interest expense in the first quarter of 2002 was $1,289 lower than in the 2001 period due primarily to reduced borrowings outstanding under the Company's credit facility and a non-cash credit of $353 related to two interest rate swap agreements (see Note 6 to the Interim Consolidated Financial Statements).

     The Company recorded an income tax provision of $551 in the first quarter of 2002. The provision recognized was at a lower rate than the statutory rate due primarily to the projected annual permanent items related to the nondeductible portion of the impairment charge and meals and entertainment expenses.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives. Upon the initial application of SFAS No. 142, the Company incurred an impairment charge of $328,529 relating to its goodwill. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle.

     Revenues from business transacted with affiliates for the three months ended March 31, 2002 and 2001, totaled $1,315 and $2,708, respectively, representing 1.1% and 2.3%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     In March 2002, the Company entered into an amendment to its credit facility (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and agreed to issue warrants with a nominal exercise price to its lenders to purchase 5% of the Company's outstanding common stock. The warrants become immediately issuable if an agreement in principle for an overall restructuring of the credit facility is not reached by June 30, 2002, or if a definitive agreement for such restructuring is not entered into by September 30, 2002. In addition, as part of the Sixth Amendment, available borrowings under the Company's revolving credit line were reduced to $66,000 from $81,000. The Company does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity. The Company had available borrowing capacity under its revolving credit line of $40,953 as of March 31, 2002.

     Under the terms of its credit facility, as amended, the Company was obligated to satisfy certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company failed, however, to satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Failure to satisfy the first milestone resulted in a fee of $500 being paid to the Company's lenders. Failure to satisfy the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,378 shares of the Company's common stock. Such warrants become exercisable upon the earlier of the fifth anniversary of the date of grant or an event of default under the credit facility.

     Under the terms of its credit facility, as amended, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company must satisfy a minimum cumulative EBITDA (as defined in the credit facility) covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The Company was in compliance with all covenants at March 31, 2002. Based on current projections, the Company believes that it will be able to remain in compliance with the amended covenant requirements throughout 2002, although there can be no assurance that such compliance will be maintained.

     The Company is engaged in discussions with its lenders to renegotiate the terms of its credit facility. These discussions have covered a wide range of alternatives and are currently focused on either a forgiveness of a portion of the debt by the lenders or the deferral of cash interest payments on a portion of the debt, an extension of the maturity of the credit facility by several years, and several other significant modifications. Any renegotiation of terms is likely to be subject to various contingencies, including those relating to the settlement of the Company's other debt obligations. In connection with any such agreement, the lenders would likely receive warrants for an additional portion of the Company's outstanding common stock. There can be no assurances as to the terms or the success of any renegotiation of the Company's credit facility.

     On January 22, 2002, Kmart, one of the Company's two largest customers, filed for protection under Chapter 11 of the United States Bankruptcy Code. A particular class of vendors was afforded critical vendor status by the bankruptcy court. The Company has been treated as a critical vendor, and has been paid substantially all of its accounts receivable for services rendered to Kmart prior to its bankruptcy filing. The Company continues to be paid under its normal trade terms for services rendered to Kmart subsequent to January 22, 2002.

     During the first three months of 2002, the Company repaid $3,300 of the borrowings under its credit facility, repaid $249 of notes and capital lease obligations, and invested $3,149 in facility construction and new equipment. Such amounts were primarily funded by cash from operating activities.

     Cash flows from operating activities of continuing operations during the first three months of 2002 decreased by $473 as compared to the comparable period in 2001 due primarily to the timing of customer collections and growth in inventory, partially offset by the timing of vendor payments and an increase in cash from operating income.

     The Company expects to spend approximately $14,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization. The Company intends to finance these expenditures under operating or capital leases, sale and leaseback arrangements, or with working capital or borrowings under its credit facility.

     The Company believes that the cash flow from operations, including potential improvements in operations as a result of its integration and restructuring efforts, and available borrowing capacity, subject to the Company's ability to remain in compliance with the financial covenants under its credit facility, will provide sufficient cash flows to fund its cash needs throughout 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure to market risk is interest rate risk. The Company had $204,711 outstanding under its credit facility at March 31, 2002. Interest rates on funds borrowed under the Company's credit facility vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through two interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at March 31, 2002. A change in interest rates of 1.0% would result in a change in income before taxes of $1,547 based on the outstanding balance under the Company's credit facility and the notional amounts of the interest rate swap agreements at March 31, 2002.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2002, pursuant to the terms of its credit facility, the Company issued warrants with an exercise price of $0.01 to its lenders to purchase 453,378 shares of the Company's common stock. Such warrants become exercisable upon the earlier of the fifth anniversary of the date of grant or an event of default under the Company's credit facility. The issuance of such securities by the Company were effected without registration based on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for private placements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As previously disclosed in its Annual Report on Forms 10-K for the years ended December 31, 2001 and 2000, a subsidiary of the Company, Wace Group Limited ("Wace"), is in arrears on the dividend payments related to its 8% Cumulative Convertible Redeemable Preference Shares. Wace has been prohibited from making dividend payments due to the lack of distributable reserves in Wace, and has not made a dividend payment since July 1999. The arrearage, which is included as part of "Minority interest" in the Consolidated Balance Sheets, totals $5,823,000 at May 14, 2002.

ITEM 5.  OTHER INFORMATION

     (a) In May 2002, the Board of Directors of the Company appointed Fred Drasner as Chief Executive Officer of the Company. Mr. Drasner continues to serve as Chairman of the Board of Directors.

     (b) On April 11, 2002, pursuant to a Stock Purchase Agreement entered into by and among DPG Holdings, Inc., Devon Group, Inc., and Applied Graphics Technologies, Inc. (the "Company"), the Company sold all of the outstanding common stock of Portal Publications Ltd. ("Portal"), an indirect wholly-owned subsidiary, to Lynx Private Equity II, L.P. The assets sold represent the entirety of the Company's publishing business. In connection with the sale, the Company received approximately $33,500,000 in cash, of which $31,500,000 was used to repay borrowings outstanding under the Company's credit facility and $2,000,000 was deposited into an escrow account under the terms of the sale.

     The following pro forma financial information is presented for informational purposes. The pro forma consolidated balance sheet as of March 31, 2002, is presented as if the disposition of Portal had occurred on March 31, 2002. The pro forma statements of operations for the three months ended March 31, 2002, and for the year ended December 31, 2001, are presented as if the disposition of Portal had occurred on January 1, 2001. The pro forma financial information does not purport to present the financial position or results of operations of the Company had the transaction and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations in the future. The pro forma financial information is based on certain assumptions and adjustments described in the Notes to Pro Forma Financial Information and should be read in conjunction therewith and with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                      PRO FORMA        PRO FORMA
                                                       HISTORICAL    ADJUSTMENTS       ADJUSTED
                                                       ----------    -----------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents..........................  $   3,577      $     -- (A)     $   3,577
  Trade accounts receivable -- net...................     78,833                          78,833
  Inventory..........................................     19,456                          19,456
  Deferred income taxes..............................     18,411                          18,411
  Other current assets...............................     12,103         2,000 (A)        14,103
  Net assets held for sale...........................     30,825       (30,825)(A)
                                                       ---------      --------         ---------
     Total current assets............................    163,205       (28,825)          134,380
  Property, plant, and equipment -- net..............     61,843                          61,843
  Goodwill and other intangible assets -- net........     78,504                          78,504
  Other assets.......................................     10,523                          10,523
                                                       ---------      --------         ---------
     Total assets....................................  $ 314,075      $(28,825)        $ 285,250
                                                       =========      ========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses..............  $  64,465                       $  64,465
  Other current liabilities..........................     58,424      $  2,675 (A)        61,099
                                                       ---------      --------         ---------
     Total current liabilities.......................    122,889         2,675           125,564
  Long-term debt.....................................    191,828       (31,500)(A)       160,328
  Subordinated notes.................................     26,468                          26,468
  Other liabilities..................................     12,559                          12,559
                                                       ---------      --------         ---------
     Total liabilities...............................    353,744       (28,825)          324,919
                                                       ---------      --------         ---------
Minority interest -- Redeemable Preference Shares
  issued by subsidiary...............................     39,246                          39,246
                                                       ---------      --------         ---------
Stockholders' Deficit:
  Common stock.......................................         91                              91
  Additional paid-in capital.........................    389,467                         389,467
  Accumulated other comprehensive income.............         75                              75
  Retained deficit...................................   (468,548)                       (468,548)
                                                       ---------      --------         ---------
     Total stockholders' deficit.....................    (78,915)                        (78,915)
                                                       ---------      --------         ---------
     Total liabilities and stockholders' deficit.....  $ 314,075      $(28,825)        $ 285,250
                                                       =========      ========         =========

                  See Notes to Pro Forma Financial Information

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                         HISTORICAL
                                                   ----------------------    PRO FORMA    PRO FORMA
                                                   CONSOLIDATED   PORTAL    ADJUSTMENTS   ADJUSTED
                                                   ------------   -------   -----------   ---------
Revenues.........................................    $118,299     $19,778                  $98,521
Cost of revenues.................................      77,248       9,583                   67,665
                                                     --------     -------                  -------
Gross profit.....................................      41,051      10,195                   30,856
                                                     --------     -------                  -------
Selling, general, and administrative expenses....      38,153       7,596                   30,557
Amortization of intangibles......................          80                                   80
Gain on disposal of property and
  equipment -- net...............................        (116)                                (116)
Impairment charge................................       7,164                 $(7,164)(B)
                                                     --------     -------     -------      -------
Total operating expenses.........................      45,281       7,596      (7,164)      30,521
                                                     --------     -------     -------      -------
Operating income (loss)..........................      (4,230)      2,599       7,164          335
Interest income (expense) -- net.................      (4,605)          7         630(C)    (3,982)
Other income (expense) -- net....................         (87)          9                      (96)
                                                     --------     -------     -------      -------
Income (loss) before provision for income taxes
  and minority interest..........................      (8,922)      2,615       7,794       (3,743)
Provision (benefit) for income taxes.............         551       1,304         258(D)      (495)
                                                     --------     -------     -------      -------
Income (loss) before minority interest...........      (9,473)      1,311       7,536       (3,248)
Minority interest................................        (588)                                (588)
                                                     --------     -------     -------      -------
Income (loss) before cumulative effect of change
  in accounting principle........................    $(10,061)    $ 1,311     $ 7,536      $(3,836)
                                                     ========     =======     =======      =======
Loss before cumulative effect of change in
  accounting principle per common share:
  Basic..........................................    $  (1.11)                             $ (0.42)
  Diluted........................................    $  (1.11)                             $ (0.42)
Weighted average number of common shares:
  Basic..........................................       9,068                                9,068
  Diluted........................................       9,068                                9,068

                  See Notes to Pro Forma Financial Information

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                        HISTORICAL
                                                  -----------------------    PRO FORMA    PRO FORMA
                                                  CONSOLIDATED    PORTAL    ADJUSTMENTS   ADJUSTED
                                                  ------------   --------   -----------   ---------
Revenues........................................   $ 507,043     $ 41,843                 $465,200
Cost of revenues................................     338,579       18,931                  319,648
                                                   ---------     --------                 --------
Gross profit....................................     168,464       22,912                  145,552
                                                   ---------     --------                 --------
Selling, general, and administrative expenses...     157,631       16,793                  140,838
Amortization of intangibles.....................      13,463                                13,463
Impairment charge...............................     106,718                 $(97,766)(B)    8,952
Restructuring charge............................      16,167                                16,167
Loss on disposal of property and
  equipment -- net..............................       2,810           41                    2,769
                                                   ---------     --------    --------     --------
Total operating expenses........................     296,789       16,834    (97,766)      182,189
                                                   ---------     --------    --------     --------
Operating income (loss).........................    (128,325)       6,078      97,766      (36,637)
Interest income (expense) -- net................     (24,032)          34       1,874(C)   (22,192)
Other income -- net.............................       1,584          376                    1,208
                                                   ---------     --------    --------     --------
Income (loss) before provision for income taxes
  and minority interest.........................    (150,773)       6,488      99,640      (57,621)
Provision (benefit) for income taxes............      (7,968)       2,355         769(D)    (9,554)
                                                   ---------     --------    --------     --------
Income (loss) before minority interest..........    (142,805)       4,133      98,871      (48,067)
Minority interest...............................      (2,373)                               (2,373)
                                                   ---------     --------    --------     --------
Income (loss) from continuing operations........   $(145,178)    $  4,133    $ 98,871     $(50,440)
                                                   =========     ========    ========     ========
Loss from continuing operations per common
  share:
  Basic.........................................   $  (16.01)                             $  (5.56)
  Diluted.......................................   $  (16.01)                             $  (5.56)
Weighted average number of common shares:
  Basic.........................................       9,068                                 9,068
  Diluted.......................................       9,068                                 9,068

                  See Notes to Pro Forma Financial Information

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
                    NOTES TO PRO FORMA FINANCIAL INFORMATION
                           (IN THOUSANDS OF DOLLARS)

     (A) The pro forma adjustments reflect cash proceeds received of $33,500, and the use of such proceeds to repay $31,500 of amounts outstanding under the Company's credit facility and to deposit $2,000 into an escrow account under the terms of the sale. The pro forma adjustments also reflect an accrual $2,675 for estimated expenses and sales price adjustments related to the sale.

     (B) The proforma adjustments reflect the elimination of the impairment charges in continuing operations related to the sale of Portal.

     (C) The pro forma adjustments reflect the reduction of interest expense associated with the repayment of borrowings in accordance with the terms of the Company's credit facility. In 2001, the pro forma adjustment also reflects additional interest expense for amounts previously allocated to Portal as a discontinued operation.

     (D) The pro forma adjustments to the provision for income taxes reflect the tax provision associated with the pro forma adjustments to interest expense.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 2.1         Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
             Technologies, Inc., and AGT Acquisition Corp. (Incorporated
             by reference to Exhibit No. 2.2 forming part of the
             Registrant's Report on Form 10-K (File No. 0-28208) filed
             with the Securities and Exchange Commission under the
             Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997).
 2.2         Stock Purchase Agreement dated as of April 11, 2002, by and among DPG Holdings, Inc., Devon Group, Inc., and Applied
             Graphics Technologies, Inc.
 3.1(a)      First Restated Certificate of Incorporation (Incorporated by
             reference to Exhibit No. 3.1 forming part of the
             Registrant's Registration Statement on Form S-1 (File No.
             333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.1(b)      Certificate of Amendment of First Restated Certificate of
             Incorporation (Incorporated by reference to Exhibit No.
             3.1(b) forming part of the Registrant's Report on Form 10-Q
             (File No. 0-28208) filed with the Securities and Exchange
             Commission under the Securities Exchange Act of 1934, as
             amended, for the quarterly period ended June 30, 1998).
 3.1(c)      Second Certificate of Amendment of First Restated
             Certificate of Incorporation (Incorporated by reference to
             Exhibit No. 3.1(c) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities
             and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the fiscal year ended December 31,
             2000).
 3.2(a)      Amended and Restated By-Laws of Applied Graphics
             Technologies, Inc. (Incorporated by reference to Exhibit No.
             3.2 forming part of Amendment No. 3 to the Registrant's
             Registration Statement on Form S-1 (File No. 333-00478)
             filed with the Securities and Exchange Commission under the
             Securities Act of 1933, as amended).
 3.2(b)      Amendment to Amended and Restated By-Laws of Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 3.3 forming part of the Registrant's
             Registration Statement on Form S-4 (File No. 333-51135)
             filed with the Securities and Exchange Commission under the
             Securities Act of 1933, as amended).
 3.2(c)      Amendment to Amended and Restated By-Laws of Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 3.2(c) forming part of Registrant's Report on
             Form 10-Q (File No. 0-28208) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended September
             30, 2000).
 4           Specimen Stock Certificate (Incorporated by reference to
             Exhibit 7 forming part of Registrant's Registration
             Statement on Form 8-A (File No. 1-16431) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, on April 5, 2001).
10.2         Applied Graphics Technologies, Inc. 1996 Stock Option Plan
             (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-00478) filed with the
             Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.3         Applied Graphics Technologies, Inc. Non-Employee Directors
             Nonqualified Stock Option Plan (Incorporated by reference to
             Exhibit No. 10.3 forming part of Amendment No. 3 to the
             Registrant's Registration Statement on Form S-1 (File No.
             333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.6(a)(i)   Employment Agreement, effective as of November 30, 2000,
             between the Company and Joseph D. Vecchiolla (Incorporated by reference to Exhibit No. 10.6(a) forming part of the
             Registrant's Report on Form 10-K (File No. 0-28208) filed
             with the Securities and Exchange Commission under the
             Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).

10.6(a)(ii)  Amendment No. 1 to Employment Agreement, dated as of March
             1, 2002, by and between the Company and Joseph D.
             Vecchiolla. (Incorporated by reference to Exhibit No.
             10.6(a)(ii) forming part of the Registrant's Report on Form
             10-K (File No. 1-16431) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the fiscal year ended December 31,
             2001).
10.6(b) Agreement and General Release, effective June 4, 2000, between the Company and Louis Salamone, Jr. (Incorporated by reference to Exhibit No. 10.6 (b) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
10.6(c) Agreement and General Release, dated December 15, 2000, between the Company and Derek Ashley (Incorporated by reference to Exhibit No. 10.6(c)(ii) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).
10.6(d) Separation Agreement, effective December 18, 2000, between the Company and Scott Brownstein (Incorporated by reference to Exhibit No. 10.6(d)(iii) forming part of the Registrant's
             Report on Form 10-K (File No. 0-28208) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the fiscal year ended
             December 31, 2000).
10.7 Form of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.7 forming part of Amendment No.
             3 to the Registrant's Registration Statement on Form S-1
             (File No. 333-00478) filed with the Securities and Exchange
             Commission under the Securities Act of 1933, as amended).
10.8         Applied Graphics Technologies, Inc., 1998 Incentive
             Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit No. 10.8 forming part of Registrant's
             Report on Form 10-Q (File No. 0-28208) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).
10.8(a)      Amendment No. 1, dated as of May 8, 2000, to the Applied
             Graphics Technologies, Inc., Amended and Restated 1998
             Incentive Compensation Plan (Incorporated by reference to
             Exhibit No. 10.8(a) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended June 30,
             2000).
10.9(a)      Amended and Restated Credit Agreement, dated as of March 10,
             1999, among Applied Graphics Technologies, Inc., Other
             Institutional Lenders as Initial Lenders, and Fleet Bank,
             N.A. (Incorporated by reference to Exhibit No. 99.2 of the Registrant's Report on Form 8-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on March 22,
             1999).
10.9(b) Amendment No. 1, dated as of June 2, 1999, to the Amended and Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders as Initial
             Lenders, and Fleet Bank, N.A. (Incorporated by reference to
             Exhibit No. 10.9(b) forming part of Registrant's Report on
             Form 10-Q (File No. 0-28208) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended June 30,
             1999).
10.9(c)      Amendment No. 2, dated July 28, 1999, to the Amended and
             Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders as Initial
             Lenders, and Fleet Bank, N.A. (Incorporated by reference to
             Exhibit No. 10.9(c) forming part of Registrant's Report on
             Form 10-Q (File No. 0-28208) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended September
             30, 1999).

10.9(d) Amendment No. 3, dated as of July 21, 2000, to the Amended and Restated Credit Agreement among
    Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank,
    N.A. (Incorporated by reference to Exhibit No. 10.9(d) forming part of the Registrant's Report on
    Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
    Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
10.9(e) Amendment No. 4, dated as of August 11, 2000, to the Amended and Restated Credit Agreement among
    Applied Graphics Technologies, Inc., Other Institutional Lenders as Initial Lenders, and Fleet Bank,
    N.A. (Incorporated by reference to Exhibit No. 10.9(e) forming part of the Registrant's Report on
    Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
    Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
10.9(f) Fifth Amendment, dated as of July 27, 2001, to the Amended and Restated Credit Agreement by and
    among Applied Graphics Technologies, Inc., the lenders party thereto, and Fleet National Bank, as agent. (Incorporated by reference to Exhibit No. 10.9(f) forming part of the Registrant's Report on
    Form 10-Q (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities
    Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2001).
10.9(g) Sixth Amendment, dated March 21, 2002, to the Amended and Restated Credit Agreement by and among
    Applied Graphics Technologies, Inc., the lenders party thereto, and Fleet National Bank, as agent.
    (Incorporated by reference to Exhibit No. 10.9(g) forming part of the Registrant's Report on Form
    10-K (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities
    Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2001).
10.10 Consulting Agreement, dated as of March 1, 2001, by and between the Company and Knollwood
    Associates, LLC. (Incorporated by reference to Exhibit No. 10.10 forming part of the Registrant's
    Report on Form 10-Q (File No. 1-16431) filed with the Securities and Exchange Commission under the
    Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2001).

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                          (Registrant)

Date: May 15, 2002                                                     By: /s/ JOSEPH D. VECCHIOLLA
                                                           ----------------------------------------------------
                                                                           Joseph D. Vecchiolla
                                                                  President and Chief Operating Officer

Date: May 15, 2002                                                       /s/ KENNETH G. TOROSIAN
                                                           ----------------------------------------------------
                                                                           Kenneth G. Torosian
                                                                          Senior Vice President
                                                                         Chief Financial Officer
                                                                      (Principal Financial Officer)