Form 10-Q
period 2002-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2002-08-14
CIK 1006030

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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

     The number of shares of the registrant's common stock outstanding as of July 31, 2002, was 9,147,565.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   -------------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS OF DOLLARS,
                                                              EXCEPT PER-SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,108      $   4,949
  Trade accounts receivable (net of allowances of $7,335 in
     2002 and $7,981 in 2001)...............................     82,698         89,825
  Due from affiliates.......................................      4,357          4,028
  Inventory.................................................     18,661         14,837
  Prepaid expenses..........................................      4,878          4,712
  Deferred income taxes.....................................     18,324         19,973
  Other current assets......................................      4,564          2,325
  Net assets of discontinued operations.....................                    37,498
                                                              ---------      ---------
     Total current assets...................................    136,590        178,147
Property, plant, and equipment -- net.......................     60,868         63,307
Goodwill....................................................     77,158        405,839
Other intangible assets -- net..............................      1,488          1,210
Deferred income taxes.......................................      1,312
Other assets................................................      9,901          9,747
                                                              ---------      ---------
     Total assets...........................................  $ 287,317      $ 658,250
                                                              =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $  63,438      $  62,919
  Current portion of long-term debt and obligations under
     capital leases.........................................    180,705         15,398
  Due to affiliates.........................................        628          1,278
  Other current liabilities.................................     41,267         44,071
                                                              ---------      ---------
     Total current liabilities..............................    286,038        123,666
Long-term debt..............................................        973        195,140
Subordinated notes..........................................     28,316         27,012
Obligations under capital leases............................        178            593
Deferred income taxes.......................................                     1,485
Other liabilities...........................................     12,183         12,874
                                                              ---------      ---------
     Total liabilities......................................    327,688        360,770
                                                              ---------      ---------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................     40,311         38,776
                                                              ---------      ---------
Stockholders' Equity (Deficit):
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding)
  Common stock ($0.01 par value, 150,000,000 shares
     authorized; shares issued and outstanding: 9,147,565 in
     2002 and 9,067,565 in 2001)............................         92             91
  Additional paid-in capital................................    390,593        389,464
  Accumulated other comprehensive loss......................       (195)          (239)
  Retained deficit..........................................   (471,172)      (130,612)
                                                              ---------      ---------
     Total stockholders' equity (deficit)...................    (80,682)       258,704
                                                              ---------      ---------
     Total liabilities and stockholders' equity (deficit)...  $ 287,317      $ 658,250
                                                              =========      =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE SIX MONTHS    FOR THE THREE MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                             --------------------   ---------------------
                                                               2002        2001       2002        2001
                                                             ---------   --------   ---------   ---------
                                                                             (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues...................................................  $ 204,454   $236,591   $105,933    $118,864
Cost of revenues...........................................    139,004    165,724     71,339      82,930
                                                             ---------   --------   --------    --------
Gross profit...............................................     65,450     70,867     34,594      35,934
                                                             ---------   --------   --------    --------
Selling, general, and administrative expenses..............     60,622     69,979     30,066      34,449
Amortization of intangibles................................        174      6,778         93       3,389
Loss on disposal of property and equipment.................        119      1,976        234       1,948
Restructuring charges......................................                 1,167                  1,167
Impairment of goodwill.....................................      1,440                 1,440
                                                             ---------   --------   --------    --------
Total operating expenses...................................     62,355     79,900     31,833      40,953
                                                             ---------   --------   --------    --------
Operating income (loss)....................................      3,095     (9,033)     2,761      (5,019)
Interest expense...........................................     (9,238)   (11,749)    (5,149)     (5,760)
Interest income............................................        125        337         69         134
Other income (expense) -- net..............................       (117)     2,170        (22)        768
                                                             ---------   --------   --------    --------
Loss from continuing operations before provision for income
  taxes and minority interest..............................     (6,135)   (18,275)    (2,341)     (9,877)
Provision (benefit) for income taxes.......................       (486)    (2,480)        29      (2,123)
                                                             ---------   --------   --------    --------
Loss from continuing operations before minority interest...     (5,649)   (15,795)    (2,370)     (7,754)
Minority interest..........................................     (1,190)    (1,186)      (602)       (586)
                                                             ---------   --------   --------    --------
Loss from continuing operations............................     (6,839)   (16,981)    (2,972)     (8,340)
Income (loss) from discontinued operations.................     (5,846)       960        348         960
Cumulative effect of change in accounting principle........   (327,875)
                                                             ---------   --------   --------    --------
Net loss...................................................   (340,560)   (16,021)    (2,624)     (7,380)
Other comprehensive income (loss)..........................         44       (835)      (270)       (400)
                                                             ---------   --------   --------    --------
Comprehensive loss.........................................  $(340,516)  $(16,856)  $ (2,894)   $ (7,780)
                                                             =========   ========   ========    ========
Basic loss per common share:
  Loss from continuing operations..........................  $   (0.75)  $  (1.88)  $  (0.33)   $  (0.92)
  Income (loss) from discontinued operations...............      (0.64)      0.11       0.04        0.11
  Cumulative effect of change in accounting principle......     (36.00)
                                                             ---------   --------   --------    --------
  Total....................................................  $  (37.39)  $  (1.77)  $  (0.29)   $  (0.81)
                                                             =========   ========   ========    ========
Diluted loss per common share:
  Loss from continuing operations..........................  $   (0.75)  $  (1.88)  $  (0.33)   $  (0.92)
  Income (loss) from discontinued operations...............      (0.64)      0.11       0.04        0.11
  Cumulative effect of change in accounting principle......     (36.00)
                                                             ---------   --------   --------    --------
  Total....................................................  $  (37.39)  $  (1.77)  $  (0.29)   $  (0.81)
                                                             =========   ========   ========    ========
Weighted average number of common shares:
  Basic....................................................      9,108      9,068      9,148       9,068
  Diluted..................................................      9,108      9,068      9,148       9,068

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                              --------------------------
                                                                  2002          2001
                                                              ------------   -----------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
Net loss....................................................   $(340,560)     $(16,021)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss (income) from discontinued operations................       5,846          (960)
  Depreciation and amortization.............................       8,981        17,563
  Deferred taxes............................................      (1,089)       (3,757)
  Loss on disposal of property and equipment................         119         1,976
  Provision for bad debts...................................        (776)        1,360
  Cumulative effect of change in accounting principle.......     328,529
  Impairment of goodwill....................................       1,440
  Other.....................................................       1,034           (17)
Changes in Operating Assets and Liabilities, net of effects
  of dispositions:
  Trade accounts receivable.................................       8,342         9,326
  Due from/to affiliates....................................        (979)         (436)
  Inventory.................................................      (3,762)        1,126
  Other assets..............................................      (1,164)         (517)
  Accounts payable and accrued expenses.....................      (2,378)      (15,949)
  Other liabilities.........................................      (2,981)        2,580
  Net cash provided by operating activities of discontinued
     operations.............................................         795         6,425
                                                               ---------      --------
Net cash provided by operating activities...................       1,397         2,699
                                                               ---------      --------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............      (6,681)       (9,803)
  Proceeds from the sale of a business......................      33,503
  Proceeds from sale of available-for-sale securities.......                     1,675
  Proceeds from sale of property and equipment..............         286
  Other.....................................................        (720)       (3,313)
  Net cash used in investing activities of discontinued
     operations.............................................         (93)         (351)
                                                               ---------      --------
Net cash provided by (used in) investing activities.........      26,295       (11,792)
                                                               ---------      --------
Cash flows from financing activities:
  Repayments of notes and capital lease obligations.........        (581)         (752)
  Repayments of term loans..................................     (31,500)       (6,240)
  Borrowings under revolving credit line -- net.............       2,800        44,045
  Net cash used in financing activities of discontinued
     operations.............................................        (279)          (51)
                                                               ---------      --------
Net cash provided by (used in) financing activities.........     (29,560)       37,002
                                                               ---------      --------
Net increase (decrease) in cash and cash equivalents........      (1,868)       27,909
Effect of exchange rate changes on cash and cash
  equivalents...............................................          27            42
Cash and cash equivalents at beginning of period............       4,949         6,406
                                                               ---------      --------
Cash and cash equivalents at end of period..................   $   3,108      $ 34,357
                                                               =========      ========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                  -----------------------------------------------
                                                                         ACCUMULATED
                                                           ADDITIONAL       OTHER
                                                  COMMON    PAID-IN     COMPREHENSIVE   RETAINED
                                                  STOCK     CAPITAL     INCOME (LOSS)    DEFICIT
                                                  ------   ----------   -------------   ---------
                                                                    (UNAUDITED)
                                                             (IN THOUSANDS OF DOLLARS)
Balance at January 1, 2002......................   $91      $389,464        $(239)      $(130,612)
Issuance of 80,000 common shares as additional
  consideration in connection with prior period
  acquisition...................................     1           719
Fair value of warrants issued to banks..........                 404
Compensation cost of vested stock options issued
  to non-employees..............................                   6
Reclassification adjustment for losses realized
  in net income.................................                              116
Reclassification of cumulative effect of change
  in accounting principle.......................                               11
Unrealized loss from foreign currency
  translation adjustments.......................                              (83)
Net loss........................................                                         (340,560)
                                                   ---      --------        -----       ---------
Balance at June 30, 2002........................   $92      $390,593        $(195)      $(471,172)
                                                   ===      ========        =====       =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc., and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2002 presentation.

2.  SALE OF PUBLISHING BUSINESS

     On April 10, 2002, the Company sold its publishing business. Net proceeds from the sale were approximately $33,500, of which $31,500 were used to repay term loans outstanding under the Company's credit facility and $2,000 are being held in escrow under the terms of the sale. The escrow will be available to satisfy any claims related to the working capital transferred at closing and contractual warranties. Any remaining escrow balance as of March 31, 2003, will be used to further repay the outstanding term loans.

     The Company recognized a loss on disposal of the publishing business of $6,943 that was based on the terms of the sale and is subject to change based on potential working capital adjustments resulting from the finalization of the closing date balance sheet. The loss on disposal is included as a component of the loss from discontinued operations in the Consolidated Statement of Operations for the six months ended June 30, 2002.

     The accompanying financial statements have been presented to reflect the operation of the publishing business as a discontinued operation. The results of operations of the publishing business for the six and three months ended June 30, 2002 and 2001, are presented as Discontinued Operations in the accompanying Consolidated Statements of Operations as follows:

                                                     SIX MONTHS         THREE MONTHS
                                                   ENDED JUNE 30,      ENDED JUNE 30,
                                                  -----------------   ----------------
                                                   2002      2001      2002     2001
                                                  -------   -------   ------   -------
Revenues........................................  $22,083   $36,007   $2,305   $17,578
                                                  =======   =======   ======   =======
Income (loss) from operations before income
  taxes.........................................  $ 1,814   $ 1,598   $ (221)  $   776
Provision (benefit) equivalent to income
  taxes.........................................      717       638     (348)     (184)
                                                  -------   -------   ------   -------
Income from operations..........................    1,097       960      127       960
Gain (loss) on disposal.........................   (6,943)               221
                                                  -------   -------   ------   -------
Income (loss) from discontinued operations......  $(5,846)  $   960   $  348   $   960
                                                  =======   =======   ======   =======

     The results of operations of the publishing business include an allocation of interest expense of $580 and $646 for the six months ended June 30, 2002 and 2001, respectively, and $325 for the three months ended June 30, 2001. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its credit facility, which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the Company's credit facility.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

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

     In the second quarter of 2002, the Company made a contingent payment in the form of cash and shares of common stock in the aggregate amount of $1,440 as additional consideration for the acquisition of one of its digital services businesses. In June 2002, the Company recognized a charge for the impairment of goodwill for this $1,440 of additional consideration based on the estimated fair value of this business. The impairment charge was determined using the same methodology that the Company used upon the adoption of SFAS No. 142. The Company reviewed the value of the goodwill associated with this business due to having incurred a similar impairment charge in the prior year.

     The Company's intangible assets not subject to amortization under SFAS No. 142 consist entirely of goodwill. The changes in the carrying amount of goodwill during the six months ended June 30, 2002, and the full year ended December 31, 2001, were as follows:

                                                    2002                     2001
                                           ----------------------   ----------------------
                                            CONTENT       OTHER      CONTENT       OTHER
                                           MANAGEMENT   OPERATING   MANAGEMENT   OPERATING
                                            SERVICES    SEGMENTS     SERVICES    SEGMENTS
                                           ----------   ---------   ----------   ---------
Balance at beginning of period...........  $ 397,087     $ 8,752     $405,973     $15,716
Impairment losses........................   (321,952)     (8,017)                  (7,176)
Contingent purchase price................                  1,440                    1,440
Amortization.............................                             (11,579)     (1,086)
Other....................................       (152)                   2,693        (142)
                                           ---------     -------     --------     -------
Balance at end of period.................  $  74,983     $ 2,175     $397,087     $ 8,752
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

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Gross carrying amount.......................................  $ 2,897      $ 2,821
Accumulated amortization....................................   (1,409)      (1,611)
                                                              -------      -------
Net carrying amount.........................................  $ 1,488      $ 1,210
                                                              =======      =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

     Amortization expense associated with contract acquisition costs was $174 and $399 for the six months ended June 30, 2002 and 2001, respectively, and $93 and $199 for the three months ended June 30, 2002 and 2001, respectively. The estimated amortization expense for each of the next five full fiscal years is as follows:

2002..................................................  $357
2003..................................................  $405
2004..................................................  $307
2005..................................................  $305
2006..................................................  $288

     The adjusted net loss and loss per share for the six months and three months ended June 30, 2001, reflecting the add back of the amortization of goodwill, were as follows:

                                                              SIX MONTHS     THREE MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2001   JUNE 30, 2001
                                                             -------------   -------------
Net loss as reported.......................................    $(16,021)        $(7,380)
Add back: Amortization of goodwill -- net of tax...........       5,978           2,990
                                                               --------         -------
Adjusted net loss..........................................    $(10,043)        $(4,390)
                                                               ========         =======
Loss per share as reported (basic and diluted).............    $  (1.77)        $ (0.81)
Amortization of goodwill...................................        0.66            0.33
                                                               --------         -------
Adjusted loss per share (basic and diluted)................    $  (1.11)        $ (0.48)
                                                               ========         =======

4.  RESTRUCTURING

     The Company initiated various restructuring plans in prior periods (the "2001 Fourth Quarter Plan," the "2001 Second Quarter Plan," the "2000 Second Quarter Plan," the "1999 Fourth Quarter Plan," and the "1998 Fourth Quarter Plan," respectively) under which it continues to make certain payments. The amounts included in "Other current liabilities" in the accompanying Consolidated Balance Sheet as of June 30, 2002, for the future costs of the various restructuring plans, and the amounts charged against the respective restructuring liabilities during the six months ended June 30, 2002, were as follows:

                             2001 FOURTH    2001 SECOND    2000 SECOND    1999 FOURTH    1998 FOURTH
                             QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                             ------------   ------------   ------------   ------------   ------------
Balance at January 1,
  2002.....................    $11,994         $ 594           $584           $382           $176
Facility closure costs.....     (1,784)                         (91)                          (21)
Employee termination
  costs....................       (995)         (294)
Abandoned equipment........        (67)                                        (68)
                               -------         -----           ----           ----           ----
Balance at June 30, 2002...    $ 9,148         $ 300           $493           $314           $155
                               =======         =====           ====           ====           ====

     In July 2002, the Company initiated a plan (the "2002 Third Quarter Plan") to consolidate its Grand Rapids, MI, and Battle Creek, MI, operations into a new facility in Battle Creek. The Company anticipates completing the 2002 Third Quarter Plan in September 2002, and estimates the restructuring charge related to the 2002 Third Quarter Plan to be approximately $1,500.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

5.  INVENTORY

     The components of inventory were as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Work-in-process.............................................  $16,568      $12,465
Raw materials...............................................    2,093        2,372
                                                              -------      -------
Total.......................................................  $18,661      $14,837
                                                              =======      =======

6.  LONG TERM DEBT AND SUBORDINATED NOTES

     Under the terms of its credit facility, the Company was obligated to satisfy certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company failed, however, to satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Failure to satisfy the first milestone resulted in a fee of $500 being paid to the Company's lenders. Failure to satisfy the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,377 shares of the Company's common stock. Such warrants, which become exercisable upon the earlier of January 15, 2003, or an event of default under the credit facility, had a fair value of $404 on the date of issuance. The warrants were recorded as deferred financing costs, which are being amortized over the remaining term of the Company's credit facility and, since the warrants are to be settled in shares of the Company's common stock, as an increase in additional paid-in capital.

     As part of its overall effort to restructure its debt, the Company initiated a tender offer in July 2002 to acquire all of its outstanding subordinated notes for an aggregate purchase price of $3,000. The tender offer was originally scheduled to expire on July 30, 2002, but the Company has extended the tender offer until August 27, 2002, as the minimum tender condition was not satisfied. As a result of the tender offer being extended, the Company did not pay the semi-annual interest payment on the subordinated notes that was due July 31, 2002. Such failure to pay interest on the subordinated notes does not constitute an event of default unless payment is not made by August 30, 2002, the expiration of a 30-day grace period. The Company has obtained from its senior lenders a waiver of any default under the Company's credit facility resulting from any failure to pay the interest on the subordinated notes, either before or after the expiration of the grace period. There can be no assurances that the tender offer to acquire the subordinated notes will be successful.

     At June 30, 2002, all amounts outstanding under the Company's credit facility, which matures in April 2003, are classified as a current liability in the accompanying Consolidated Balance Sheet. The Company continues to be engaged in discussions with its lenders to renegotiate the terms of its credit facility. These discussions are currently focused on the deferral of cash interest payments on a portion of the debt, an extension of the maturity of the credit facility by several years, and several other significant modifications. Any renegotiation of terms will be subject to various contingencies, including retiring at least 90% of the subordinated notes on terms satisfactory to the lenders. In connection with any such agreement, the lenders would likely receive warrants for an additional portion of the Company's outstanding common stock in addition to fees. There can be no assurances as to the terms or the success of any renegotiation of the Company's credit facility.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

7.  DERIVATIVES

     The fair value of the Company's interest rate swaps was a net loss of $1,954 and $1,311 at June 30, 2002 and 2001, respectively. The Company recognized a non-cash benefit of $63 and $13 for the six months ended June 30, 2002 and 2001, respectively, and a non-cash charge of $289 and a non-cash benefit of $251 for the three months ended June 30, 2002 and 2001, respectively, which consisted of the following:

                                                           SIX MONTHS      THREE MONTHS
                                                         ENDED JUNE 30,   ENDED JUNE 30,
                                                         --------------   --------------
                                                          2002    2001    2002     2001
                                                         ------   -----   -----   ------
Change in fair market value of swaps not designated as
  hedges...............................................  $(281)           $181
Ineffectiveness of swaps designated as hedges..........           $ 17            $(236)
Reclassification of loss in "Accumulated other
  comprehensive income (loss)".........................    198              99
Reclassification of cumulative effect recorded upon
  adoption of SFAS No 133..............................     20     (30)      9      (15)
                                                         -----    ----    ----    -----
Total charge (benefit).................................  $ (63)   $(13)   $289    $(251)
                                                         =====    ====    ====    =====

     The company expects $149 of the loss in "Accumulated other comprehensive income (loss)" to be reclassified into earnings in the next twelve months.

8.  INCOME TAXES

     In connection with the impairment of goodwill incurred upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements), the Company recognized a deferred tax asset of $16,806. At June 30, 2002, the Company had a consolidated deferred tax asset balance before valuation allowance of $35,788. Based on its most recent projections, the Company does not believe that it is more likely than not that the benefit associated with the deferred tax assets will be entirely realized in the future. During the six months ended June 30, 2002, the Company established a valuation allowance in the amount of $16,152, all of which was included as part of the cumulative effect of a change in accounting principle.

9.  RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the six and three months ended June 30, 2002 and 2001, were as follows:

                                                       SIX MONTHS       THREE MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,
                                                     ---------------   ---------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
Affiliate sales....................................  $2,763   $5,084   $1,448   $2,376
Affiliate purchases................................  $  208   $   48   $  203   $   24
Administrative charges.............................  $  802   $1,061   $  441   $  525

     Administrative charges include charges for rent incurred for leases with affiliates and for certain legal, administrative, and computer services provided by affiliates.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the six months ended June 30, 2002 and 2001, were as follows:

                                                               2002     2001
                                                              ------   -------
Interest paid...............................................  $8,965   $11,465
Income taxes paid -- net of refunds.........................  $  739   $ 2,462

     Noncash investing and financing activities for the six months ended June 30, 2002 and 2001, were as follows:

                                                              2002   2001
                                                              ----   ----
Fair value of vested stock options issued to
  non-employees.............................................  $  6   $ 35
Additions to goodwill for contingent payments...............  $720   $720
Fair value of warrants issued to banks......................  $404
Reduction of goodwill from amortization of excess
  tax-deductible goodwill...................................         $ 72

11.  SEGMENT INFORMATION

     Segment information relating to results of operations for the six and three months ended June 30, 2002 and 2001, was as follows:

                                                 SIX MONTHS           THREE MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
REVENUE:
Content Management Services................  $191,252   $222,692   $ 99,177   $111,927
Other operating segments...................    13,202     13,899      6,756      6,937
                                             --------   --------   --------   --------
Total......................................  $204,454   $236,591   $105,933   $118,864
                                             ========   ========   ========   ========
OPERATING INCOME (LOSS):
Content Management Services................  $ 18,555   $ 15,911   $ 11,352   $  9,197
Other operating segments...................       (59)      (437)       (69)       (16)
                                             --------   --------   --------   --------
Total......................................    18,496     15,474     11,283      9,181
Other business activities..................   (13,668)   (14,586)    (6,755)    (7,696)
Amortization of intangibles................      (174)    (6,778)       (93)    (3,389)
Loss on disposal of property and
  equipment................................      (119)    (1,976)      (234)    (1,948)
Restructuring charges......................               (1,167)               (1,167)
Impairment of goodwill.....................    (1,440)               (1,440)
Interest expense...........................    (9,238)   (11,749)    (5,149)    (5,760)
Interest income............................       125        337         69        134
Other income (expense).....................      (117)     2,170        (22)       768
                                             --------   --------   --------   --------
Consolidated loss before provision for
  income taxes and minority interest.......  $ (6,135)  $(18,275)  $ (2,341)  $ (9,877)
                                             ========   ========   ========   ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

     Segment information relating to the Company's assets as of June 30, 2002, and December 31, 2001, was as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
TOTAL ASSETS:
Content Management Services.................................  $250,482     $579,742
Other operating segments....................................    14,132       20,997
Other business activities...................................    22,703       20,013
Net assets of discontinued operations.......................                 37,498
                                                              --------     --------
Total.......................................................  $287,317     $658,250
                                                              ========     ========

     The total assets of the content management services segment decreased by $329,260 due primarily to the impairment of goodwill recorded upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements).

12.  RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002, and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities, including restructurings, and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, as opposed to a liability being recognized at the time of a commitment to an exit plan, which was the standard for liability recognition under EITF Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to successfully renegotiate the terms of its credit facility; the ability of the Company to successfully complete its tender offer for its subordinated notes; the ability of the Company to maintain compliance with the financial covenant requirements under its credit facility; the ability of Kmart Corporation ("Kmart") to successfully emerge from bankruptcy; the impact of technological advancements on the ability of customers and competitors to provide services comparable to those provided by the Company; the continued softness in the advertising market; the timing of completion and the success of the Company's restructuring plans and integration efforts; the rate and level of capital expenditures; and the adequacy of the Company's credit facility and cash flows to fund cash needs.

     The results of operations of the Company's publishing business are reported as a discontinued operation for all periods presented. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Interim Consolidated Financial Statements and notes thereto.

     Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. These estimates and assumptions include the fair value of goodwill, future estimated taxable income, the collectibility of accounts receivable, and the timing and amount of the settlement on certain lease obligations relating to vacant properties. While management believes that the estimates and assumptions used were appropriate, actual results could differ significantly from those estimates under different conditions.

RESULTS OF OPERATIONS

  SIX MONTHS ENDED JUNE 30, 2002, COMPARED WITH 2001

     Revenues in the first six months of 2002 were $32,137 lower than in the comparable period in 2001. Revenues in the 2002 period decreased by $31,440 from content management services and $1,254 from digital services, and were partially offset by increased revenues of $557 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from a weaker advertising market in the first six months of 2002 as compared to the 2001 period, which adversely impacted the Company's operations servicing advertising agencies and magazine publishers.

     Gross profit decreased by $5,417 in the first six months of 2002. The gross profit percentage in the first six months of 2002 was 32.0% as compared to 30.0% in the 2001 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting related to the Company's operational restructuring and integration efforts.

     Selling, general, and administrative expenses in the first six months of 2002 were $9,357 lower than in the 2001 period primarily as a result of the Company's cost cutting initiatives in response to the decrease in revenue. Selling, general, and administrative expenses as a percent of revenue were 29.7% in the 2002 period and 29.6% in the 2001 period. Selling, general, and administrative expenses in the 2002 period include charges of $1,234 for nonrestructuring-related employee termination costs and $793 for consultants retained to assist the Company with its restructuring and integration efforts. Selling, general, and administrative expenses in 2001 include a charge of $767 for nonrestructuring-related employee termination costs and $1,174 for consultants retained to assist the Company with its restructuring and integration efforts. Adjusting for these other charges, selling, general, and administrative expenses as a percent of revenue were 28.7% and 28.8% in 2002 and 2001, respectively.

     Interest expense in the first six months of 2002 was $2,511 lower than in the 2001 period due primarily to reduced borrowings outstanding under the Company's credit facility. In April 2002, the Company used the net proceeds from the sale of its publishing business to repay borrowings under its credit facility.

     The Company recorded an income tax benefit of $486 in the first six months of 2002. The benefit recognized was at a lower rate than the statutory rate due primarily to the projected annual permanent items related to the nondeductible portion of the goodwill impairment charge and meals and entertainment expenses.

     The Company incurred a loss on disposal of $6,943 in the first six months of 2002 in connection with the sale of its publishing business in April 2002. Such loss is included as a component of the loss from discontinued operations in the Consolidated Statement of Operations for the six months ended June 30, 2002.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives. Upon the initial application of SFAS No. 142, the Company incurred an impairment charge of $328,529 relating to its goodwill. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle. During the six months ended June 30, 2002, the Company incurred an additional impairment charge of $1,440 relating to goodwill associated with a contingent payment made during the period.

     Revenues from business transacted with affiliates for the six months ended June 30, 2002 and 2001, totaled $2,763 and $5,084, respectively, representing 1.4% and 2.2%, respectively, of the Company's revenues.

  THREE MONTHS ENDED JUNE 30, 2002, COMPARED WITH 2001

     Revenues in the second quarter of 2002 were $12,931 lower than in the comparable period in 2001. Revenues in the 2002 period decreased by $12,750 from content management services and $735 from digital services, and were partially offset by increased revenues of $554 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from a weaker advertising market in the second quarter of 2002 as compared to the 2001 period, which adversely impacted the Company's operations servicing advertising agencies and magazine publishers.

     Gross profit decreased by $1,340 in the second quarter of 2002. The gross profit percentage in the second quarter of 2002 was 32.7% as compared to 30.2% in the 2001 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting related to the Company's operational restructuring and integration efforts.

     Selling, general, and administrative expenses in the second quarter of 2002 were $4,383 lower than in the 2001 period primarily as a result of the Company's cost cutting initiatives in response to the decrease in revenue. Selling, general, and administrative expenses as a percent of revenue decreased to 28.4% in the 2002 period from 29.0% in the 2001 period. Selling, general, and administrative expenses in the 2002 period include charges of $735 for nonrestructuring-related employee termination costs and $166 for consultants retained to assist the Company with its restructuring and integration efforts. Selling, general, and administrative expenses in 2001 include a charge of $348 for nonrestructuring-related employee termination costs and $1,174 for consultants retained to assist the Company with its restructuring and integration efforts. Adjusting for these other charges, selling, general, and administrative expenses as a percent of revenue were 27.5% and 27.7% in 2002 and 2001, respectively.

     During the second quarter of 2002, the Company incurred an impairment charge of $1,440 relating to goodwill associated with a contingent payment made during the period.

     Interest expense in the second quarter of 2002 was $611 lower than in the 2001 period. Reduced borrowings resulted in a reduction in interest expense of $1,151, which was partially offset by an increase of $540 related to additional non-cash charges associated with the Company's interest rate swap agreements.

     The Company recorded an income tax provision of $29 in the second quarter of 2002. The provision recognized was at a lower rate than the statutory rate due primarily to the projected annual permanent items related to the nondeductible portion of the goodwill impairment charge and meals and entertainment expenses.

     Revenues from business transacted with affiliates for the three months ended June 30, 2002 and 2001, totaled $1,448 and $2,376, respectively, representing 1.4% and 2.0%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     As part of its overall effort to restructure its debt, the Company initiated a tender offer in July 2002 to acquire all of its outstanding subordinated notes for an aggregate purchase price of $3,000. The tender offer was originally scheduled to expire on July 30, 2002, but the Company has extended the tender offer until August 27, 2002, as the minimum tender condition was not satisfied. As a result of the tender offer being extended, the Company did not pay the semi-annual interest payment on the subordinated notes that was due July 31, 2002. Such failure to pay interest on the subordinated notes does not constitute an event of default unless payment is not made by August 30, 2002, the expiration of a 30-day grace period. The Company has obtained from its senior lenders a waiver of any default under the Company's credit facility resulting from any failure to pay the interest on the subordinated notes, either before or after the expiration of the grace period. There can be no assurances that the tender offer to acquire the subordinated notes will be successful.

     In March 2002, the Company entered into an amendment to its credit facility (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and agreed to issue warrants with a nominal exercise price to its lenders to purchase 5% of the Company's outstanding common stock. The warrants become immediately issuable and exercisable if a definitive agreement for an overall restructuring of the Company's credit facility is not entered into by September 30, 2002. In addition, as part of the Sixth Amendment, available borrowings under the Company's revolving credit line were reduced to $66,000 from $81,000. The Company does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity. The Company had available borrowing capacity under its revolving credit line of $34,721 as of June 30, 2002.

     The Company continues to be engaged in discussions with its lenders to renegotiate the terms of its credit facility. These discussions are currently focused on the deferral of cash interest payments on a portion of the debt, an extension of the maturity of the credit facility by several years, and several other significant modifications. Any renegotiation of terms will be subject to various contingencies, including retiring at least 90% of the subordinated notes on terms satisfactory to the lenders. In connection with any such agreement, the lenders would likely receive warrants for an additional portion of the Company's outstanding common stock in addition to fees. In the event the Company is unable to successfully restructure its credit facility or obtain other sources of financing, the Company would be unable to repay the borrowings under the credit facility upon maturity in April 2003. There can be no assurances as to the terms or the success of any renegotiation of the Company's credit facility.

     Under the terms of its credit facility, the Company was obligated to satisfy certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company failed, however, to satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Failure to satisfy the first milestone resulted in a fee of $500 being paid to the Company's lenders. Failure to satisfy the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,377 shares of the Company's common stock. Such warrants become exercisable upon the earlier of January 15, 2003, or an event of default under the credit facility.

     Under the terms of its credit facility, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company must satisfy a minimum cumulative EBITDA (as defined in the credit facility) covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The Company was in compliance with all covenants at June 30, 2002. Based on current projections, the Company believes that it will be able to remain in compliance with the covenant requirements throughout 2002, although there can be no assurance that such compliance will be maintained.

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

     During the first six months of 2002, goodwill decreased by $328,681 due primarily to the impairment charge recognized upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements).

     During the first six months of 2002, the Company repaid $31,500 of term loans and deposited $2,000 into an escrow account with proceeds from the sale of its publishing business. In addition, the Company invested $6,681 in facility construction and new equipment and repaid $581 of notes and capital lease obligations. Such amounts were primarily funded by borrowings under its revolving credit facility and cash from operating activities.

     Cash flows from operating activities of continuing operations during the first six months of 2002 increased by $4,328 as compared to the comparable period in 2001 due primarily to the timing of vendor payments and an increase in cash from operating income, partially offset by payments made during the period related to the Company's restructuring plans, growth in inventory due to the timing of work performed for retailers, and the timing of customer collections.

     The Company expects to spend approximately $14,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization. The Company intends to finance these expenditures under leasing arrangements, with working capital, or with borrowings under its credit facility.

     In July 2002, the Company initiated a plan (the "2002 Third Quarter Plan") to consolidate its Grand Rapids, MI, and Battle Creek, MI, operations into a new facility in Battle Creek. The Company anticipates completing the 2002 Third Quarter Plan in September 2002, and estimates the restructuring charge related to the 2002 Third Quarter Plan to be approximately $1,500.

     Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002, and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities, including restructurings, and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, as opposed to a liability being recognized at the time of a commitment to an exit plan, which was the standard for liability recognition under EITF Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $179,311 outstanding under its credit facility at June 30, 2002. Interest rates on funds borrowed under the Company's credit facility vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through two interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at June 30, 2002. A change in interest rates of 1.0% would result in a change in income before taxes of $1,293 based on the outstanding balance under the Company's credit facility and the notional amounts of the interest rate swap agreements at June 30, 2002.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In May 2002, pursuant to the terms of its credit facility, the Company issued warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock. Such warrants become exercisable upon the earlier of January 15, 2003, or an event of default under the Company's credit facility. The issuance of such securities by the Company were effected without registration based on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for private placements.

     In June 2002, the Company issued 80,000 shares of its common stock as additional consideration to the former shareholders of Agile Enterprise, Inc., which the Company acquired in September 1998. The issuance of such securities by the Company were effected without registration based on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for private placements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     As previously disclosed in its Annual Report on Forms 10-K for the years ended December 31, 2001 and 2000, a subsidiary of the Company, Wace Group Limited ("Wace"), is in arrears on the dividend payments related to its 8% Cumulative Convertible Redeemable Preference Shares. Wace has been prohibited from making dividend payments due to its lack of distributable reserves, and has not made a dividend payment since July 1999. The arrearage, which is included as part of "Minority interest" in the Consolidated Balance Sheets, totals $7,571,000 at August 8, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders of Applied Graphics Technologies, Inc., was held on June 13, 2002. The stockholders voted on the following matter:

          1. The election of the following eleven directors of the Company for terms expiring at the 2003 annual meeting of stockholders:

                                                   SHARES      SHARES
                                                  VOTED FOR   WITHHELD
                                                  ---------   --------
Fred Drasner....................................  8,081,879    61,251
John W. Dreyer..................................  8,090,567    52,563
Philip Guarascio................................  8,092,077    51,053
John R. Harris..................................  8,092,477    50,653
Martin D. Krall.................................  8,090,219    52,911
Marne Obernauer, Jr. ...........................  8,083,031    60,099
David R. Parker.................................  8,091,877    51,253
Joseph D. Vecchiolla............................  8,089,209    53,921
John R. Walter..................................  8,091,877    51,253
John Zuccotti...................................  8,090,589    52,541
Mortimer B. Zuckerman...........................  8,090,641    52,489

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

 2.1 Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
             Technologies, Inc., and AGT Acquisition Corp. (Incorporated by reference to Exhibit No. 2.2 forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997).
 2.2 Stock Purchase Agreement dated as of April 11, 2002, by and among DPG Holdings, Inc., Devon Group, Inc., and Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 2.2 forming part of the Registrant's Report on Form 10-Q (File No. 1-16431) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended March 31,
             2002).
 3.1(a) First Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming part of the Registrant's Registration Statement on Form S-1 (File No.
             333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.1(b)      Certificate of Amendment of First Restated Certificate of
             Incorporation (Incorporated by reference to Exhibit No.
             3.1(b) forming part of the Registrant's Report on Form 10-Q
             (File No. 0-28208) filed with the Securities and Exchange
             Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1998).
 3.1(c)      Second Certificate of Amendment of First Restated
             Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1(c) forming part of the Registrant's Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the fiscal year ended December 31,
             2000).
 3.2(a)      Amended and Restated By-Laws of Applied Graphics
             Technologies, Inc. (Incorporated by reference to Exhibit No.
             3.2 forming part of Amendment No. 3 to the Registrant's
             Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.2(b)      Amendment to Amended and Restated By-Laws of Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 3.3 forming part of the Registrant's
             Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.2(c)      Amendment to Amended and Restated By-Laws of Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 3.2(c) forming part of Registrant's Report on
             Form 10-Q (File No. 0-28208) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended September
             30, 2000).
 4           Specimen Stock Certificate (Incorporated by reference to
             Exhibit 7 forming part of Registrant's Registration
             Statement on Form 8-A (File No. 1-16431) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, on April 5, 2001).
10.2         Applied Graphics Technologies, Inc. 1996 Stock Option Plan
             (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-00478) filed with the
             Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.3         Applied Graphics Technologies, Inc. Non-Employee Directors
             Nonqualified Stock Option Plan (Incorporated by reference to
             Exhibit No. 10.3 forming part of Amendment No. 3 to the
             Registrant's Registration Statement on Form S-1 (File No.
             333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

10.9(c)      Amendment No. 2, dated July 28, 1999, to the Amended and
             Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders as Initial
             Lenders, and Fleet Bank, N.A. (Incorporated by reference to
             Exhibit No. 10.9(c) forming part of Registrant's Report on
             Form 10-Q (File No. 0-28208) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended September
             30, 1999).
10.9(d) Amendment No. 3, dated as of July 21, 2000, to the Amended and Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders as Initial
             Lenders, and Fleet Bank, N.A. (Incorporated by reference to
             Exhibit No. 10.9(d) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended June 30,
             2000).
10.9(e) Amendment No. 4, dated as of August 11, 2000, to the Amended and Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders as Initial
             Lenders, and Fleet Bank, N.A. (Incorporated by reference to
             Exhibit No. 10.9(e) forming part of the Registrant's Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended June 30,
             2000).
10.9(f) Fifth Amendment, dated as of July 27, 2001, to the Amended and Restated Credit Agreement by and among Applied Graphics
             Technologies, Inc., the lenders party thereto, and Fleet
             National Bank, as agent. (Incorporated by reference to Exhibit No. 10.9(f) forming part of the Registrant's Report on Form 10-Q (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended June 30,
             2001).
10.9(g)      Sixth Amendment, dated March 21, 2002, to the Amended and
             Restated Credit Agreement by and among Applied Graphics
             Technologies, Inc., the lenders party thereto, and Fleet
             National Bank, as agent. (Incorporated by reference to Exhibit No. 10.9(g) forming part of the Registrant's Report on Form 10-K (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the fiscal year ended December 31,
             2001).
10.10 Consulting Agreement, dated as of March 1, 2001, by and between the Company and Knollwood Associates, LLC.
             (Incorporated by reference to Exhibit No. 10.10 forming part of the Registrant's Report on Form 10-Q (File No. 1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2001).
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

(b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                            (Registrant)

                                          By:       /s/ FRED DRASNER
                                            ------------------------------------
                                                        Fred Drasner
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: August 14, 2002

                                                /s/ KENNETH G. TOROSIAN
                                          --------------------------------------
                                                   Kenneth G. Torosian
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: August 14, 2002