Form 10-Q
period 2002-09-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2002-11-14
CIK 1006030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of the registrant's common stock outstanding as of October 31, 2002, was 9,147,565.

                         PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements.

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
               (In thousands of dollars, except per-share amounts)

                                                                                             September 30,        December 31,
                                                                                                 2002                2001
                                                                                               ---------           ---------
ASSETS
Current assets:

   Cash and cash equivalents                                                                   $   5,290           $   4,949
   Trade accounts receivable (net of allowances of $7,370 in 2002 and $7,981 in 2001)             86,152              90,353
   Due from affiliates                                                                               730               4,028
   Inventory                                                                                      18,568              14,837
   Prepaid expenses                                                                                4,637               3,658
   Deferred income taxes                                                                          17,861              19,973
   Other current assets                                                                            4,771               2,325
   Net assets of discontinued operations                                                                              37,498
                                                                                               ---------           ---------

          Total current assets                                                                   138,009             177,621
Property, plant, and equipment - net                                                              58,614              63,307
Goodwill                                                                                          77,059             405,839
Other intangible assets - net                                                                      1,403               1,210
Deferred income taxes                                                                              3,229
Other assets                                                                                      10,126               9,991
                                                                                               ---------           ---------

          Total assets                                                                         $ 288,440           $ 657,968
                                                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Accounts payable                                                                            $  14,653           $  12,088
   Accrued expenses                                                                               55,597              50,549
   Current portion of long-term debt and obligations under capital leases                        177,986              15,398
   Due to affiliates                                                                                 581               1,278
   Other current liabilities                                                                      39,937              44,071
                                                                                               ---------           ---------

          Total current liabilities                                                              288,754             123,384
Long-term debt                                                                                       937             195,140
Subordinated notes                                                                                29,161              27,012
Obligations under capital leases                                                                     136                 593
Deferred income taxes                                                                                                  1,485
Other liabilities                                                                                 12,149              12,874
                                                                                               ---------           ---------

          Total liabilities                                                                      331,137             360,488
                                                                                               ---------           ---------
Commitments and contingencies

Minority interest - Redeemable Preference Shares issued by subsidiary                             41,176              38,776
                                                                                               ---------           ---------

Stockholders' Equity (Deficit):
   Preferred stock (no par value, 10,000,000 shares authorized; no shares outstanding)
   Common stock ($0.01 par value, 150,000,000 shares authorized;
      shares issued and outstanding: 9,147,565 in 2002 and 9,067,565 in 2001)                         91                  91
   Additional paid-in capital                                                                    390,597             389,464
   Accumulated other comprehensive loss                                                             (855)               (239)
   Retained deficit                                                                             (473,706)           (130,612)
                                                                                               ---------           ---------

           Total stockholders' equity (deficit)                                                  (83,873)            258,704
                                                                                               ---------           ---------

           Total liabilities and stockholders' equity (deficit)                                $ 288,440           $ 657,968
                                                                                               =========           =========

             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                               For the Nine Months Ended      For the Three Months Ended
                                                                      September 30,                   September 30,
                                                               -------------------------       -------------------------
                                                                 2002             2001            2002           2001
                                                               ---------       ---------       ---------       ---------
Revenues                                                       $ 311,526       $ 346,990       $ 107,072       $ 110,399
Cost of revenues                                                 209,192         241,827          70,188          76,103
                                                               ---------       ---------       ---------       ---------
Gross profit                                                     102,334         105,163          36,884          34,296

Selling, general, and administrative expenses                     90,513         103,990          29,891          34,011
Amortization of intangibles                                          259          10,113              85           3,335
Loss on disposal of property and equipment                           301           2,242             182             266
Restructuring charges                                              2,059           1,167           2,059
Impairment of goodwill                                             1,440
Other impairment charges                                             361                             361
                                                               ---------       ---------       ---------       ---------

Operating income (loss)                                            7,401         (12,349)          4,306          (3,316)
Interest expense                                                 (14,328)        (18,910)         (5,090)         (7,161)
Interest income                                                      162             474              37             137
Other income (expense) - net                                      (1,468)          2,130          (1,351)            (40)
                                                               ---------       ---------       ---------       ---------

Loss from continuing operations before benefit for income
   taxes and minority interest                                    (8,233)        (28,655)         (2,098)        (10,380)
Benefit for income taxes                                            (688)         (4,780)           (202)         (2,300)
                                                               ---------       ---------       ---------       ---------
Loss from continuing operations before minority interest          (7,545)        (23,875)         (1,896)         (8,080)
Minority interest                                                 (1,828)         (1,778)           (638)           (592)
                                                               ---------       ---------       ---------       ---------
Loss from continuing operations                                   (9,373)        (25,653)         (2,534)         (8,672)
Income (loss) from discontinued operations                        (5,846)          3,839                           2,879
Extraordinary item - loss on debt extinguishment, net of
     taxes of $2,451                                                              (3,410)                         (3,410)
Cumulative effect of change in accounting principle             (327,875)
                                                               ---------       ---------       ---------       ---------
Net loss                                                        (343,094)        (25,224)         (2,534)         (9,203)
Other comprehensive loss                                            (616)         (1,237)           (660)           (402)
                                                               ---------       ---------       ---------       ---------
Comprehensive loss                                             $(343,710)        (26,461)      $  (3,194)         (9,605)
                                                               =========       =========       =========       =========
Basic loss per common share:

  Loss from continuing operations                              $   (1.03)      $   (2.83)      $   (0.28)      $   (0.95)
  Income (loss) from discontinued operations                       (0.64)           0.43                            0.32
  Extraordinary loss                                                               (0.38)                          (0.38)
  Cumulative effect of change in accounting principle             (35.95)
                                                               ---------       ---------       ---------       ---------
  Total                                                        $  (37.62)      $   (2.78)      $   (0.28)      $   (1.01)
                                                               =========       =========       =========       =========

Diluted loss per common share:

  Loss from continuing operations                              $   (1.03)      $   (2.83)      $   (0.28)      $   (0.95)
  Income (loss) from discontinued operations                       (0.64)           0.43                            0.32
  Extraordinary loss                                                               (0.38)                          (0.38)
  Cumulative effect of change in accounting principle             (35.95)
                                                               ---------       ---------       ---------       ---------

  Total                                                        $  (37.62)      $   (2.78)      $   (0.28)      $   (1.01)
                                                               =========       =========       =========       =========

Weighted average number of common shares:

  Basic                                                            9,121           9,068           9,148           9,068
  Diluted                                                          9,121           9,068           9,148           9,068


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                        2002                2001
                                                                                      ---------           ---------
Cash flows from operating activities:
Net loss                                                                              $(343,094)          $ (25,224)
Adjustments to reconcile net loss to net cash from operating activities:
      Loss (income) from discontinued operations                                          5,846              (3,839)
      Depreciation and amortization                                                      13,228              25,966
      Deferred taxes                                                                     (2,715)             (7,860)
      Loss on disposal of property and equipment                                            301               2,242
      Provision for bad debts                                                              (758)              2,288
      Cumulative effect of change in accounting principle                               328,529
      Extraordinary loss                                                                                      5,861
      Restructuring charges                                                               2,059               1,167
      Non-cash impairment charges                                                         1,801
      Other                                                                               1,638               2,294
Changes in Operating Assets and Liabilities, net of effects of dispositions:
      Trade accounts receivable                                                           5,684               4,659
      Due from/to affiliates                                                              2,601               1,051
      Inventory                                                                          (3,628)                337
      Other assets                                                                       (1,652)              1,739
      Accounts payable and accrued expenses                                               4,165             (14,865)
      Other liabilities                                                                  (6,164)                357
      Net cash provided by operating activities of discontinued operations                  795               7,856
                                                                                      ---------           ---------
Net cash provided by operating activities                                                 8,636               4,029
                                                                                      ---------           ---------

Cash flows from investing activities:
      Property, plant, and equipment expenditures                                        (9,082)            (11,636)
      Proceeds from the sale of a business                                               33,502
      Proceeds from sale of property and equipment                                          416
      Proceeds from sale of available-for-sale securities                                                     1,675
      Other                                                                                (720)             (2,967)
      Net cash used in investing activities of discontinued operations                      (93)               (509)
                                                                                      ---------           ---------
Net cash provided by (used in) investing activities                                      24,023             (13,437)
                                                                                      ---------           ---------

Cash flows from financing activities:
      Repayments of notes and capital lease obligations                                    (858)             (1,035)
      Repayments of term loans                                                          (37,125)             (6,240)
      Borrowings under revolving credit line - net                                        5,900              15,795
      Payment of debt extinguishment fees                                                                    (2,000)
      Net cash used in financing activities of discontinued operations                     (279)                (68)
                                                                                      ---------           ---------
Net cash provided by (used in) financing activities                                     (32,362)              6,452
                                                                                      ---------           ---------

Net increase (decrease) in cash and cash equivalents                                        297              (2,956)
Effect of exchange rate changes on cash and cash equivalents                                 44                 (25)
Cash and cash equivalents at beginning of period                                          4,949               6,406
                                                                                      ---------           ---------

Cash and cash equivalents at end of period                                            $   5,290           $   3,425
                                                                                      =========           =========


             See Notes to Interim Consolidated Financial Statements

                       APPLIED GRAPHICS TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                            (In thousands of dollars)

                                                          For the nine months ended September 30, 2002
                                                          --------------------------------------------
                                                                                Accumulated
                                                                 Additional        other
                                                   Common         paid-in      comprehensive       Retained
                                                   stock          capital          loss            deficit
                                                   -----          -------          ----            -------
Balance at January 1, 2002                          $ 91         $ 389,464        $ (239)        $ (130,612)

Issuance of 80,000 common shares as
   additional consideration in connection
   with prior period acquisition                                       720

Fair value of warrants issued to banks                                 404

Compensation cost of vested stock options
   issued to non-employees                                               9

Reclassification adjustment for losses
   realized in net income                                                            174

Reclassification of cumulative effect of
   change in accounting principle                                                     17

Unrealized loss from foreign currency
   translation adjustments                                                          (807)

Net loss                                                                                           (343,094)
                                                   ------        ---------        ------         ----------
Balance at September 30, 2002                       $ 91         $ 390,597        $ (855)        $ (473,706)
                                                   ======        =========        ======         ==========


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

2.    SALE OF PUBLISHING BUSINESS

      On April 10, 2002, the Company sold its publishing business. Net proceeds from the sale were approximately $33,500, of which $31,500 were used to repay term loans outstanding under the Company's credit facility and $2,000 were originally held in escrow under the terms of the sale. The Company received $500 from the escrow in November 2002, with the remaining $1,500 of escrow available to satisfy any claims related to contractual warranties. All proceeds from the escrow, including any remaining escrow balance as of March 31, 2003, will be used to further repay the outstanding term loans.

      The Company recognized a loss on disposal of the publishing business of $6,943 that was based on the terms of the sale and is subject to change based on potential working capital adjustments resulting from the finalization of the closing date balance sheet. The loss on disposal is included as a component of the loss from discontinued operations in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

      The accompanying financial statements have been presented to reflect the operation of the publishing business as a discontinued operation. The results of operations of the publishing business for the nine months ended September 30, 2002 and 2001, and for the three months ended September 30, 2001, are presented as Discontinued Operations in the accompanying Consolidated Statements of Operations as follows:

                                                              Nine months           Three months
                                                                ended                  ended
                                                             September 30,         September 30,
                                                       ------------------------    -------------
                                                         2002            2001          2001
                                                       --------        --------      --------
Revenues                                                $ 22,083       $ 61,142      $ 25,135
                                                        ========       ========      ========

Income from operations before income taxes              $  1,814       $  6,160      $  4,562
Provision equivalent to income taxes                         717          2,551         1,683
                                                       --------        --------      --------
Income from operations                                     1,097          3,609         2,879
Gain (loss) on disposal                                   (6,943)           230
                                                        --------       --------      --------

Income (loss) from discontinued operations              $ (5,846)      $  3,839      $  2,879
                                                        ========       ========      ========

      The results of operations of the publishing business include an allocation of interest expense of $580 and $1,004 for the nine months ended September 30, 2002 and 2001, respectively, and $358 for the three months ended September 30, 2001. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its credit facility, which represents the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the Company's credit facility.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an annual impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives.

      Upon the initial application of SFAS No. 142, the Company incurred an impairment charge of $328,529 relating to its goodwill, of which $321,952 related to the Company's content management services business and $6,577 related to the Company's broadcast media distribution services business. The fair value of each reporting unit was determined based on applying a multiple to each reporting unit's earnings before interest, taxes, depreciation, and amortization. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle. The Company will perform its annual impairment test of goodwill at December 31 of each year.

      In the second quarter of 2002, the Company made a contingent payment totaling $1,440 consisting of $720 in cash and 80,000 shares of common stock as additional consideration for the acquisition of one of its digital services businesses. In June 2002, the Company recognized a charge for the impairment of goodwill for this $1,440 of additional consideration based on the estimated fair value of this business. The impairment charge was determined using the same methodology that the Company used upon the adoption of SFAS No. 142. The Company reviewed the value of the goodwill associated with this business due to having incurred a similar impairment charge in the prior year.

      The Company's intangible assets not subject to amortization under SFAS No. 142 consist entirely of goodwill. The changes in the carrying amount of goodwill during the nine months ended September 30, 2002, and the full year ended December 31, 2001, were as follows:

                                                     2002                            2001
                                          -------------------------       -------------------------
                                           Content          Other          Content          Other
                                          Management      Operating      Management       Operating
                                          Services        Segments        Services        Segments
                                          ---------       ---------       ---------       ---------
Balance at beginning of period            $ 397,087       $   8,752       $ 405,973       $  15,716
Impairment losses                          (321,952)         (8,017)                         (7,176)
Contingent purchase price                                     1,440                           1,440
Amortization                                                                (11,579)         (1,086)
Other                                          (251)                          2,693            (142)
                                          ---------       ---------       ---------       ---------
Balance at end of period                  $  74,884       $   2,175       $ 397,087       $   8,752
                                          =========       =========       =========       =========

      The Company's intangible assets subject to amortization under SFAS No. 142 consist entirely of contract acquisition costs, which represent consideration paid by the Company to enter into certain long-term contracts with customers. Contract acquisition costs are amortized on a straight-line basis over the life of the underlying contract. The gross carrying amount and accumulated amortization of contract acquisition costs were as follows:

                                     September 30,       December 31,
                                         2002               2001
                                        -------           -------
Gross carrying amount                   $ 2,897           $ 2,821
Accumulated amortization                 (1,494)           (1,611)
                                        -------           -------

Net carrying amount                     $ 1,403           $ 1,210
                                        =======           =======

      The Company incurred an impairment charge of $150 during the third quarter of 2002 for the write off of the unamortized balance of contract acquisition costs related to a customer contract with an affiliate that was terminated prior to its expiration. Such charge is included as a component of "Other impairment charges" in the Consolidated Statements of Operations.

      Amortization expense associated with contract acquisition costs was $259 and $599 for the nine months ended September 30, 2002 and 2001, respectively, and $85 and $200 for the three months ended September 30, 2002 and 2001, respectively. The estimated amortization expense for the remainder of 2002 and for each of the next four full fiscal years is as follows:

        2002                               $  77
        2003                               $ 355
        2004                               $ 355
        2005                               $ 325
        2006                               $ 291

      The adjusted net loss and loss per share for the nine months and three months ended September 30, 2001, reflecting the add back of the amortization of goodwill, were as follows:

                                                             Nine months ended    Three months ended
                                                            September 30, 2001    September 30, 2001
                                                            ------------------    ------------------
Net loss as reported                                            $ (25,224)             $ (9,203)
Add back: Amortization of goodwill - net of tax                     8,915                 2,937
                                                                ---------              --------

Adjusted net loss                                               $ (16,309)             $ (6,266)
                                                                =========              ========

Loss per share as reported (basic and diluted)                  $   (2.78)             $ (1.01)
Amortization of goodwill                                             0.98                 0.32
                                                                ---------              --------

Adjusted loss per share (basic and diluted)                     $   (1.80)             $ (0.69)
                                                                =========              ========

4.    RESTRUCTURING

      The Company initiated a plan during the third quarter of 2002 (the "2002 Third Quarter Plan") to consolidate its Grand Rapids, MI, and Battle Creek, MI, operations into a new facility in Battle Creek, and to consolidate its Dallas, TX, operation into less space at its existing location. The Company terminated nine employees as part of the 2002 Third Quarter Plan. The results of operations for the nine months and three months ended September 30, 2002, include a charge of $2,059 for the 2002 Third Quarter Plan, which consisted of $1,828 for facility closure costs, $155 for future rental obligations on abandoned equipment, and $76 for employee termination costs. The Company expects to substantially complete the 2002 Third Quarter Plan during the fourth quarter of 2002. The Company also incurred an impairment charge of $211 related to equipment abandoned in connection with the 2002 Third Quarter Plan. Such charge is included as a component of "Other impairment charges" in the Consolidated Statements of Operations.

      In addition, the Company initiated various restructuring plans in prior periods (the "2001 Fourth Quarter Plan," the "2001 Second Quarter Plan," the "2000 Second Quarter Plan," the "1999 Fourth Quarter Plan," and the "1998 Fourth Quarter Plan," respectively) under which it continues to make certain payments. During the nine months ended September 30, 2002, the Company paid $5,222 related to its various restructuring plans, and the Company had a liability of $10,567 included in "Other current liabilities" in the accompanying Consolidated Balance Sheet as of September 30, 2002, for the future payments associated with the various restructuring plans. The remaining liability for future payments and the amounts charged against the respective restructuring liabilities during the nine months ended September 30, 2002, were as follows:

                                             2002 Third         2001 Fourth         2001 Second
                                             Quarter Plan       Quarter Plan        Quarter Plan
                                             ------------       ------------        ------------
Balance at January 1, 2002                                        $ 11,994             $  594

Restructuring charge                           $ 2,059
Facility closure costs                             (23)             (2,940)
Employee termination costs                         (40)             (1,232)              (320)
Abandoned equipment                                 (7)               (211)
                                               -------            --------             ------
Balance at September 30, 2002                  $ 1,989            $  7,611             $  274
                                               =======            ========             ======

                                             2000 Second       1999 Fourth        1998 Fourth
                                            Quarter Plan       Quarter Plan      Quarter Plan
                                            ------------       ------------      ------------
Balance at January 1, 2002                     $ 584             $  382              $ 176

Facility closure costs                          (132)              (193)               (32)
Abandoned equipment                                                 (92)
                                               -----             ------              -----
Balance at September 30, 2002                  $ 452             $   97              $ 144
                                               =====             ======              =====

      The number of employees paid during the nine months ended September 30, 2002, that resulted in a reduction of the restructuring plans' liabilities for employee termination costs were seven for the 2002 Third Quarter Plan, 95 for the 2001 Fourth Quarter Plan, and five for the 2001 Second Quarter Plan.

5.    INVENTORY

      The components of inventory were as follows:

                                     September 30,      December 31,
                                         2002              2001
                                         ----              ----
Work-in-process                       $  16,707          $ 12,465
Raw materials                             1,861             2,372
                                      ---------          --------

Total                                 $  18,568          $ 14,837
                                      =========          ========


6.    LONG TERM DEBT AND SUBORDINATED NOTES

      The terms of the Company's credit facility contain certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company did not satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Not satisfying the first milestone resulted in a fee of $500 being paid to the Company's lenders. Not satisfying the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,377 shares of the Company's common stock. Such warrants, which become exercisable upon the earlier of January 15, 2003, or an event of default under the credit facility, had a fair value of $404 on the date of issuance. The warrants were recorded as deferred financing costs, which are being amortized over the remaining term of the Company's credit facility and, since the warrants are to be settled in shares of the Company's common stock, as an increase in additional paid-in capital.

      In March 2002, the Company entered into an amendment to its credit facility (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and became obligated to issue additional warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock if a definitive agreement for an overall restructuring of the credit facility was not reached by September 30, 2002. Such warrants, which are exercisable immediately upon issuance, were issued in October 2002 and had a fair value of $170. These warrants will be accounted for in the same manner as the warrants issued in May 2002.

      As part of its overall effort to restructure its debt, the Company initiated a tender offer in July 2002 to acquire all of its outstanding subordinated notes for an aggregate purchase price of $3,000. The tender offer was originally scheduled to expire on July 30, 2002, but was extended until August 27, 2002, as the minimum tender condition was not satisfied. The tender offer did not succeed and lapsed on August 27, 2002, with none of the tendered subordinated notes being accepted by the Company for payment. Consequently, the semi-annual interest payment on the subordinated notes, which was due on July 31, 2002, but was not paid by the Company as a result of the tender offer being extended, was paid on August 30, 2002. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period. In connection with the lapsed tender offer, the Company incurred expenses of $338 that are included as a component of "Other income (expense)" in the Consolidated Statements of Operations for the nine months and three months ended September 30, 2002.

      At September 30, 2002, all amounts outstanding under the Company's credit facility, which matures in April 2003, are classified as a current liability in the accompanying Consolidated Balance Sheet. The Company is currently pursuing two separate alternatives to address its current financial position. The Company continues to be engaged in discussions with its lenders to renegotiate the terms of its credit facility, with such discussions currently focused on an extension of the maturity date. In connection with any such agreement, the lenders would likely receive additional consideration. Concurrently with its discussion with its lenders, the Company is pursuing an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of amounts due to the lenders for amounts borrowed under the credit facility, amounts due to holders of the Company's subordinated notes, and amounts due to holders of preference shares of a subsidiary of the Company. Such discussions are at a preliminary stage. There can be no assurances as to the terms or the success of any renegotiation of the Company's credit facility or any recapitalization, including the amount of new equity and the amount of capital stock to be issued in connection therewith. The potential impact of any such recapitalization on the holders of the Company's presently outstanding common stock is similarly unknown at this time.

7.    DERIVATIVES

      The fair value of the Company's interest rate swaps was a net loss of $1,862 and $2,705 at September 30, 2002 and 2001, respectively. The Company recognized a non-cash benefit of $46 and a non-cash charge of $1,458 for the nine months ended September 30, 2002 and 2001, respectively, and non-cash charges of $17 and $1,472 for the three months ended September 30, 2002 and 2001, respectively, which consisted of the following:

                                                          Nine months ended       Three months ended
                                                            September 30,            September 30,
                                                         -------------------     ---------------------
                                                          2002        2001        2002         2001
                                                         -------     -------     -------      -------
Change in fair market value of swaps not
   designated as hedges                                  $  (373)    $   801     $   (92)     $   801
Ineffectiveness of swaps designated as hedges                             79                       62
Reclassification of loss in "Accumulated other
   comprehensive income (loss)"                              298         611         100          611
Reclassification of cumulative effect recorded
   upon adoption of SFAS No. 133                              29         (33)          9           (2)
                                                         -------     -------     -------      -------

Total charge (benefit)                                   $   (46)    $ 1,458     $    17      $ 1,472
                                                         =======     =======     =======      =======

      The Company expects $85 of the loss in "Accumulated other comprehensive income (loss)" to be reclassified into earnings through the maturity of the swaps in August 2003.

8.    INCOME TAXES

      In connection with the impairment of goodwill incurred upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements), the Company recognized a deferred tax asset of $16,806. At September 30, 2002, the Company had a consolidated deferred tax asset balance before valuation allowance of $37,242. Based on its most recent projections, the Company does not believe that it is more likely than not that the benefit associated with the deferred tax assets will be entirely realized in the future. During the nine months ended September 30, 2002, the Company established a valuation allowance in the amount of $16,152, all of which was included as part of the cumulative effect of a change in accounting principle.

9.    RELATED PARTY TRANSACTIONS

      Sales to, purchases from, and administrative charges incurred with related parties during the nine months and three months ended September 30, 2002 and 2001, were as follows:

                                  Nine months ended            Three months ended
                                    September 30,                September 30,
                                    -------------                -------------
                                2002           2001           2002         2001
                                ----           ----           ----         ----
Affiliate sales                $ 3,842       $ 7,697        $ 1,079      $ 2,613
Affiliate purchases            $   322       $    50        $   114      $     2
Administrative charges         $ 1,135       $ 1,602        $   332      $   541

      Administrative charges include charges for rent incurred for leases with affiliates and for certain legal, administrative, and computer services provided by affiliates.

10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Payments of interest and income taxes for the nine months ended September 30, 2002 and 2001, were as follows:

                                                      2002           2001
                                                      ----           ----
Interest paid                                       $ 14,976      $ 18,160
Income taxes paid - net of refunds                  $  1,416      $  2,718

      Noncash investing and financing activities for the nine months ended September 30, 2002 and 2001, were as follows:

                                                                        2002           2001
                                                                        ----           ----
Fair value of vested stock options issued to
   non-employees                                                        $   9          $  58
Additions to goodwill for contingent payments                           $ 720          $ 720
Fair value of warrants issued to banks                                  $ 404
Reduction of goodwill from amortization of excess tax -
   deductible goodwill                                                                 $  92

11.   SEGMENT INFORMATION

      Segment information relating to results of operations for the nine months and three months ended September 30, 2002 and 2001, was as follows:

                                                   Nine months ended                   Three months ended
                                                     September 30,                        September 30,
                                              ---------------------------         ---------------------------
                                                 2002              2001             2002               2001
                                              ---------         ---------         ---------         ---------
Revenue:

Content Management Services                   $ 290,539         $ 327,056         $  99,286         $ 104,364
Other operating segments                         20,987            19,934             7,786             6,035
                                              ---------         ---------         ---------         ---------

Total                                         $ 311,526         $ 346,990         $ 107,072         $ 110,399
                                              =========         =========         =========         =========

Operating Income (Loss):

Content Management Services                   $  31,049         $  24,686         $  12,494         $   8,775
Other operating segments                            524              (995)              583              (558)
                                              ---------         ---------         ---------         ---------

Total                                            31,573            23,691            13,077             8,217
Other business activities                       (19,752)          (22,518)           (6,084)           (7,932)
Amortization of intangibles                        (259)          (10,113)              (85)           (3,335)
Loss on disposal of property and
   equipment                                       (301)           (2,242)             (182)             (266)
Restructuring charges                            (2,059)           (1,167)           (2,059)
Impairment charges                               (1,801)                               (361)
Interest expense                                (14,328)          (18,910)           (5,090)           (7,161)
Interest income                                     162               474                37               137
Other income (expense)                           (1,468)            2,130            (1,351)              (40)
                                              ---------         ---------         ---------         ---------
Consolidated loss before provision for
   income taxes and minority interest         $  (8,233)        $ (28,655)        $  (2,098)        $ (10,380)
                                              =========         =========         =========         =========

      Segment information relating to the Company's assets as of September 30, 2002, and December 31, 2001, was as follows:

                                                       September 30,      December 31,
                                                           2002              2001
                                                           ----              ----
Total Assets:

Content Management Services                             $ 248,600         $ 579,460
Other operating segments                                   13,895            20,997
Other business activities                                  25,945            20,013
Net assets of discontinued operations                                        37,498
                                                        ---------         ---------
Total                                                   $ 288,440         $ 657,968
                                                        =========         =========

      The total assets of the content management services segment and other operating segments decreased by $330,860 and $7,102, respectively, due primarily to the impairment of goodwill recorded upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements).

12.   RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002, and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities, including restructurings, and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, as opposed to a liability being recognized at the time of a commitment to an exit plan, which was the standard for liability recognition under EITF Issue No. 94-3. The impact of the adoption of SFAS No. 146 on the Company's financial condition or results of operations is not determinable since SFAS No. 146 only affects restructuring efforts initiated in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to successfully renegotiate the terms of its credit facility or achieve a recapitalization of the Company; the ability of the Company to maintain compliance with the financial covenant requirements under its credit facility; the ability of Kmart Corporation ("Kmart") to successfully emerge from bankruptcy; the impact of technological advancements on the ability of customers and competitors to provide services comparable to those provided by the Company; the continued softness in the advertising market; the success of the Company's restructuring plans and integration efforts; the rate and level of capital expenditures; and the adequacy of the Company's credit facility and cash flows to fund cash needs.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH 2001

      Revenues in the first nine months of 2002 were $35,464, or 10.2%, lower than in the comparable period in 2001. Revenues in the 2002 period decreased by $36,517 from content management services and $1,532 from digital services, and were partially offset by increased revenues of $2,585 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from a weaker advertising market in the first nine months of 2002 as compared to the 2001 period, which adversely impacted the Company's operations servicing advertising agencies and magazine publishers. Increased revenues from broadcast media distribution services resulted from additional volume of premium services provided for which the Company receives higher rates.

      Gross profit decreased by $2,829 in the first nine months of 2002. The gross profit percentage in the first nine months of 2002 was 32.8% as compared to 30.3% in the 2001 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting related to the Company's operational restructuring and integration efforts. This increase was partially offset by a decline in margins as a result of a 40% decrease in revenue at the Company's Chicago facility that services advertising agencies and consumer goods companies.

      Selling, general, and administrative expenses in the first nine months of 2002 were $13,477 lower than in the 2001 period primarily as a result of the Company's cost cutting initiatives in response to the decrease in revenue. Selling, general, and administrative expenses as a percent of revenue were 29.1% in the 2002 period and 30.0% in the 2001 period. Selling, general, and administrative expenses in the 2002 period include charges of $1,710 for nonrestructuring-related employee termination costs and $1,010 for consultants retained to assist the Company with its restructuring and integration efforts. Selling, general, and administrative expenses in 2001 include charges of $1,622 for nonrestructuring-related employee termination costs and $2,186 for consultants retained to assist the Company with its restructuring and integration efforts. Adjusting for these other charges, selling, general, and administrative expenses as a percent of revenue were 28.2% and 28.9% in 2002 and 2001, respectively.

      The results of operations for the nine months ended September 30, 2002, include a restructuring charge of $2,059 related to a plan initiated by the Company during the third quarter of 2002 (the "2002 Third Quarter Plan"). Under the 2002 Third Quarter Plan, the Company consolidated its Grand Rapids, MI, and Battle Creek, MI, operations into a new facility in Battle Creek, and consolidated its Dallas, TX, operation into less space at its existing location. The Company terminated nine employees as part of the 2002 Third Quarter Plan. The charge of $2,059 consisted of $1,828 for facility closure costs, $155 for future rental obligations on abandoned equipment, and $76 for employee termination costs.

      The results of operations for the nine months ended September 30, 2002, include an impairment charge of $1,440 relating to goodwill associated with a contingent payment made during the period for a prior period acquisition. The results of operations also include other impairment charges of $361, of which $211 related to equipment abandoned in connection with the 2002 Third Quarter Plan and $150 related to the write off of the unamortized balance of contract acquisition costs resulting from the termination of a customer contract with an affiliate.

      Interest expense in the first nine months of 2002 was $4,582 lower than in the 2001 period due primarily to reduced borrowings outstanding under the Company's credit facility and a non-cash benefit of $1,504 as compared to the 2001 period associated with the Company's interest rate swap arrangements. In April 2002, the Company used the net proceeds from the sale of its publishing business to repay borrowings under its credit facility.

      Other expense of $1,468 for the nine months ended September 30, 2002, includes $987 for a litigation settlement, including legal fees, and $338 of expenses related to a tender offer to acquire the Company's outstanding subordinated notes that did not succeed and lapsed in August 2002.

      The Company recorded an income tax benefit of $688 in the first nine months of 2002. The benefit recognized was at a lower rate than the statutory rate due primarily to the projected annual permanent items related to the nondeductible portion of the goodwill impairment charge and meals and entertainment expenses.

      The Company incurred a loss on disposal of $6,943 in the first nine months of 2002 in connection with the sale of its publishing business in April 2002. Such loss is included as a component of the loss from discontinued operations in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an annual impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives. Upon the initial application of SFAS No. 142, the Company incurred an impairment charge of $328,529 relating to its goodwill. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle.

      Revenues from business transacted with affiliates for the nine months ended September 30, 2002 and 2001, totaled $3,842 and $7,697, respectively, representing 1.2% and 2.2%, respectively, of the Company's revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH 2001

      Revenues in the third quarter of 2002 were $3,327, or 3.0%, lower than in the comparable period in 2001. Revenues in the 2002 period decreased by $5,078 from content management services and $278 from digital services, and were partially offset by increased revenues of $2,029 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from a weaker advertising market in the third quarter of 2002 as compared to the 2001 period, which adversely impacted the Company's operations servicing advertising agencies and magazine publishers. Increased revenues from broadcast media distribution services resulted from additional volume of premium services provided for which the Company receives higher rates.

      Gross profit increased by $2,588 in the third quarter of 2002. The gross profit percentage in the third quarter of 2002 was 34.4% as compared to 31.1% in the 2001 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting related to the Company's operational restructuring and integration efforts and from improved margins in the Company's broadcast media distribution services operations as a result of a 50% increase in revenue during the period.

      Selling, general, and administrative expenses in the third quarter of 2002 were $4,120 lower than in the 2001 period primarily as a result of the Company's cost cutting initiatives in response to the decrease in revenue. Selling, general, and administrative expenses as a percent of revenue decreased to 27.9% in the 2002 period from 30.8% in the 2001 period. Selling, general, and administrative expenses in the 2002 period include charges of $476 for nonrestructuring-related employee termination costs and $217 for consultants retained to assist the Company with its restructuring and integration efforts. Selling, general, and administrative expenses in 2001 include a charge of $856 for nonrestructuring-related employee termination costs and $1,012 for consultants retained to assist the Company with its restructuring and integration efforts. Adjusting for these other charges, selling, general, and administrative expenses as a percent of revenue were 27.3% and 29.1% in 2002 and 2001, respectively.

      The results of operations in the third quarter of 2002 include a restructuring charge of $2,059 related to the 2002 Third Quarter Plan.

      During the third quarter of 2002, the Company incurred an impairment charge of $361 consisting of an impairment of $211 related to equipment abandoned in connection with the 2002 Third Quarter Plan and $150 related to the write off of the unamortized balance of contract acquisition costs resulting from the termination of a customer contract with an affiliate.

      Other expense of $1,351 for the three months ended September 30, 2002, includes $987 for a litigation settlement, including legal fees, and $338 of expenses related to a tender offer to acquire the Company's outstanding subordinated notes that did not succeed and lapsed in August 2002.

      Interest expense in the third quarter of 2002 was $2,071 lower than in the 2001 period due primarily to reduced borrowings outstanding under the Company's credit facility and a non-cash benefit of $1,455 as compared to the 2001 period associated with the Company's interest rate swap agreements.

      The Company recorded an income tax benefit of $202 in the third quarter of 2002. The provision recognized was at a lower rate than the statutory rate due primarily to the projected annual permanent items related to the nondeductible portion of the goodwill impairment charge and meals and entertainment expenses.

      Revenues from business transacted with affiliates for the three months ended September 30, 2002 and 2001, totaled $1,079 and $2,613, respectively, representing 1.0% and 2.4%, respectively, of the Company's revenues.

      FINANCIAL CONDITION

      The terms of the Company's credit facility contain certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company did not satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Not satisfying the first milestone resulted in a fee of $500 being paid to the Company's lenders. Not satisfying the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,377 shares of the Company's common stock. Such warrants become exercisable upon the earlier of January 15, 2003, or an event of default under the credit facility.

      In March 2002, the Company entered into an amendment to its credit facility (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and became obligated to issue warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock if a definitive agreement for an overall restructuring of the credit facility was not reached by September 30, 2002. Such warrants, which are exercisable immediately upon issuance, were issued in October 2002. Also as part of the Sixth Amendment, available borrowings under the Company's revolving credit line were reduced to $66,000 from $81,000. The Company does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity. The Company had available borrowing capacity under its revolving credit line of approximately $32,000 as of September 30, 2002.

      Upon issuance of the warrants in October 2002, the Company's lenders held warrants issued directly by the Company that are convertible into approximately 9.0% of the Company's outstanding common stock. In addition, in July 2001, Applied Printing Technologies, L.P. ("Applied Printing"), an affiliate beneficially owned by Mortimer Zuckerman, the former Chairman of the Board of Directors and a director of the Company, granted a call option to the Company's lenders to purchase 680,067 shares of the Company's common stock held by Applied Printing at a purchase price of $0.01 per share. This call option becomes exercisable upon the earlier of January 15, 2003, or an event of default under the credit facility. The combination of the call option granted by Applied Printing and the warrants issued directly by the Company provide the Company's lenders with instruments that are convertible into approximately 15.8% of the Company's common stock.

      As part of its overall effort to restructure its debt, the Company initiated a tender offer in July 2002 to acquire all of its outstanding subordinated notes for an aggregate purchase price of $3,000. The tender offer was originally scheduled to expire on July 30, 2002, but was extended until August 27, 2002, as the minimum tender condition was not satisfied. The tender offer did not succeed and lapsed on August 27, 2002, with none of the tendered subordinated notes being accepted by the Company for payment. Consequently, the semi-annual interest payment on the subordinated notes, which was due on July 31, 2002, but was not paid by the Company as a result of the tender offer being extended, was paid on August 30, 2002. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period. In connection with the lapsed tender offer, the Company incurred expenses of $338 that are included as a component of "Other income (expense)" in the Consolidated Statements of Operations for the nine months and three months ended September 30, 2002.

      The Company is currently pursuing two separate alternatives to address its current financial position. The Company continues to be engaged in discussions with its lenders to renegotiate the terms of its credit facility, with such discussions currently focused on an extension of the maturity date. In connection with any such agreement, the lenders would likely receive additional consideration. Concurrently with its discussion with its lenders, the Company is pursuing an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of amounts due to the lenders for amounts borrowed under the credit facility, amounts due to holders of the Company's subordinated notes, and amounts due to holders of preference shares of a subsidiary of the Company. Such discussions are at a preliminary stage. In the event the Company is unable to successfully restructure its credit facility or obtain other sources of financing, the Company would be unable to repay the borrowings under the credit facility upon maturity in April 2003. There can be no assurances as to the terms or the success of any renegotiation of the Company's credit facility or any recapitalization, including the amount of new equity and the amount of capital stock to be issued in connection therewith. The potential impact of any such recapitalization on the holders of the Company's presently outstanding common stock is similarly unknown at this time.

      Under the terms of its credit facility, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company must satisfy a monthly minimum cumulative EBITDA (as defined in the credit facility) covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The Company was in compliance with all covenants at September 30, 2002. Based on current projections, the Company believes that it will be able to remain in compliance with the covenant requirements throughout 2002, although there can be no assurance that such compliance will be maintained.

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

      During the first nine months of 2002, goodwill decreased by $328,780 due primarily to the impairment charge recognized upon the initial adoption of SFAS No. 142 (see Note 3 to the Interim Consolidated Financial Statements).

      During the first nine months of 2002, the Company made a $31,500 mandatory repayment of term loans and deposited $2,000 into an escrow account with proceeds from the sale of its publishing business. In addition, the Company made a $5,625 scheduled repayment of term loans, invested $9,082 in facility construction and new equipment, and repaid $858 of notes and capital lease obligations. Such amounts were primarily funded by borrowings under its revolving credit facility and cash from operating activities.

      Cash flows from operating activities of continuing operations during the first nine months of 2002 increased by $11,668 as compared to the comparable period in 2001 due primarily to the timing of vendor payments and cash generated from operations, partially offset by payments made during the period related to the Company's restructuring plans and growth in inventory due to the timing of work performed for retailers.

      The Company expects to spend approximately $14,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization. The Company intends to finance these expenditures under leasing arrangements, with working capital, or with borrowings under its credit facility.

      Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002, and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities, including restructurings, and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, as opposed to a liability being recognized at the time of a commitment to an exit plan, which was the standard for liability recognition under EITF Issue No. 94-3. The impact of the adoption of SFAS No. 146 on the Company's financial condition or results of operations is not determinable since SFAS No. 146 only affects restructuring efforts initiated in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company's primary exposure to market risk is interest rate risk. The Company had $176,786 outstanding under its credit facility at September 30, 2002. Interest rates on funds borrowed under the Company's credit facility vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through two interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at September 30, 2002. A change in interest rates of 1.0% would result in a change in income before taxes of $1,268 based on the outstanding balance under the Company's credit facility and the notional amounts of the interest rate swap agreements at September 30, 2002.

Item 4. Controls and Procedures.

      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including its principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

      In October 2002, pursuant to the terms of its credit facility, the Company issued warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock. Such warrants became exercisable immediately upon their issuance. The issuance of such securities by the Company were effected without registration based on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for private placements.

Item 3. Defaults Upon Senior Securities.

      As previously disclosed in its Annual Report on Forms 10-K for the years ended December 31, 2001 and 2000, a subsidiary of the Company, Wace Group Limited ("Wace"), is in arrears on the dividend payments related to its 8% Cumulative Convertible Redeemable Preference Shares. Wace has been prohibited from making dividend payments due to its lack of distributable reserves, and has not made a dividend payment since July 1999. The arrearage, which is included as part of "Minority interest" in the Consolidated Balance Sheets, totals $7,729,000 at October 31, 2002.

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

                              99.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              99.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
(b) The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:


      Current report on Form 8-K filed on July 5, 2002, announcing a tender offer to purchase the Company's outstanding 10% subordinated notes due 2005.

      Current report on Form 8-K filed on August 1, 2002, announcing an extension of the tender offer to purchase the Company's outstanding 10% subordinated notes and the failure of the Company to make the semi-annual interest payment on the subordinated notes on its due date.

      Current report on Form 8-K filed on August 30, 2002, announcing the lapse of the tender offer to purchase the Company's outstanding 10% subordinated notes and the payment of the semi-annual interest on the subordinated notes within the allowable grace period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                                    (Registrant)


                          By:                                   /s/ Fred Drasner

Date: November 14, 2002       __________________________________________________
                                                                    Fred Drasner
                               Chairman of the Board and Chief Executive Officer
                                                   (Principal Executive Officer)





                                                         /s/ Kenneth G. Torosian

Date: November 14, 2002        _________________________________________________
                                                             Kenneth G. Torosian
                                                          Senior Vice President,
                                          Chief Financial Officer, and Treasurer
                                                   (Principal Financial Officer)

                                  CERTIFICATION

I, Fred Drasner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Graphics Technologies, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Fred Drasner
---------------------------------------------------------
    Fred Drasner
    Chairman of the Board and Chief Executive Officer
    November 14, 2002

                                  CERTIFICATION

I, Kenneth G. Torosian, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Graphics Technologies, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth G. Torosian
-------------------------------------------------------
    Kenneth G. Torosian
    Senior Vice President, Chief Financial Officer, and Treasurer
    November 14, 2002