Form 10-K
period 2002-12-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2003-04-15
CIK 1006030

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16431
                            ------------------------

                      APPLIED GRAPHICS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3864004
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)
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

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates based on the closing price on The American Stock Exchange on June 28, 2002, was $4,005,996.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 2003, was 9,147,565 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 2003 Definitive Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
       PART I
1.     Business....................................................    1
2.     Properties..................................................    5
3.     Legal Proceedings...........................................    5
4.     Submission of Matters to a Vote of Security Holders.........    5
       Executive Officers of the Company...........................    6
       PART II
5.     Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................    7
6.     Selected Financial Data.....................................    8
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    9
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................   17
8.     Financial Statements and Supplementary Data.................   18
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   53
       PART III
10.    Directors and Executive Officers of the Registrant..........   54
11.    Executive Compensation......................................   54
12.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................   54
13.    Certain Relationships and Related Transactions..............   54
14.    Controls and Procedures.....................................   54
       PART IV
15.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   56
       Signatures..................................................   59

                                     PART I

     Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to restructure its credit facility or achieve a recapitalization by July 15, 2003; the ability of the Company to retain customers; the ability of the Company to maintain compliance with the covenant requirements under its existing or any future credit arrangements; the ability of Kmart Corporation to successfully emerge from bankruptcy; the ability to attract and retain management; the impact of technological advancements on the ability of customers and competitors to provide services comparable to those provided by the Company; the continued softness in the advertising market; the impact of geopolitical events on the economy; the success of the Company's restructuring plans and integration efforts; and the adequacy of the Company's existing or future credit arrangements and cash flows to fund cash needs.

ITEM 1. BUSINESS.

GENERAL

     Applied Graphics Technologies, Inc. and its subsidiaries (the "Company") primarily provide digital media asset management services. Through its various divisions and significant operations, including the Black Dot Group and Seven Worldwide, the Company offers content management services, broadcast media distribution services, and an array of digital services to retailers, magazine and book publishers, advertising agencies, consumer goods companies, entertainment companies, and automobile manufacturers.

     Through Portal Publications, Ltd. and its subsidiaries ("Portal"), the Company published greeting cards, calendars, art prints, and other wall decor items, and sold these products primarily to mass-market merchants, card shops, bookstores, art galleries, designers, and framers. The Company sold Portal in April 2002.

     The Company was incorporated in Delaware on December 12, 1995. On April 16, 1996, simultaneous with the consummation of the initial public offering of its common stock, the Company acquired substantially all of the assets and certain related liabilities relating to the prepress, digital imaging services, and related businesses of Applied Printing Technologies, L.P. ("Applied Printing").

SEGMENT INFORMATION

     See Note 24 to the Company's Consolidated Financial Statements for financial information about industry segments.

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

     The Company offers a full range of prepress services to its customers regardless of whether the advertising creation services are performed by the Company, an advertising agency, or the customer. Prepress services combine text with black and white and full-color picture and graphic content into page format for publication in print and distribution on the World Wide Web, or via e-mail, proprietary on-line services, and CD-ROM. The Company also provides prepress services for packaging of consumer products.

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

     Broadcast Media Distribution Services. In its broadcast media distribution business, the Company receives a master copy of a commercial on video or audiotape, duplicates the tape, and ships the copies electronically or via air freight to radio and television stations for rebroadcast. In December 1996, the Company entered into a ten-year contract with Initiative Media Corp. ("Initiative"), a subsidiary of The Interpublic Group of Companies, Inc., under which Initiative is obligated to direct all of its broadcast media distribution business to the Company.

CUSTOMERS

     The Company's digital media asset management customer base encompasses a wide variety of enterprises and organizations, including retailers, publishers, advertising agencies, consumer goods companies, entertainment companies, and automobile manufacturers. The Company's two largest customers are Sears Roebuck & Co. ("Sears") and Kmart Corporation ("Kmart"). For the years ended December 31, 2002, 2001, and 2000, revenues from Sears represented approximately 11.5%, 11.3%, and 9.1%, respectively, and revenues from Kmart represented approximately 11.8%, 11.1%, and 8.3%, respectively, of the Company's consolidated revenues. The Company's five largest nonaffiliated customers accounted for approximately 36% of total revenues in 2002. A significant reduction in business from any of these five top customers could have a material adverse effect on the Company. The Company's fifty largest nonaffiliated customers accounted for approximately 69% of the Company's revenues in 2002. Revenues from many of the Company's large customers are an aggregation of revenues for services provided by the Company to different groups within a customer, which the Company believes may limit its exposure to losing all of the business of a larger customer. For both Sears and Kmart, however, there is no such aggregation, and all revenues are derived from providing services to a single customer entity. The Company provides services to Sears under a long-term agreement that expires on May 31, 2007, although the contract is subject to certain early termination provisions. In most other cases there is no contractual arrangement that would prevent customers from selecting other means to perform some or all of their work.

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

     In 2002, approximately 1.2% of the Company's total revenues came from business with affiliates. Such affiliates include U.S. News & World Report, L.P., Daily News, L.P., and Applied Printing, companies beneficially owned by Mortimer B. Zuckerman, the former Chairman of the Board of Directors and a director of the Company, and Fred Drasner, Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

COMPETITION

     Content Management Services: Content management services, especially prepress services, are performed primarily by three types of businesses: (i) independent providers, such as Schawk, Inc., and Southern Graphics Systems, Inc., that typically do not also offer commercial printing services as a principal part of their overall business, (ii) commercial printers, such as R.
R. Donnelley & Sons, Co., Quebecor World, Inc., and Quad/Graphics, Inc., that provide prepress and other image management services as an adjunct to their printing businesses, and (iii) customers that perform certain services themselves using available desktop publishing technologies. The industry is fragmented and serviced by a large number of regional and local businesses and few national enterprises. Commercial printers providing prepress services generally compete on the basis of the convenience of "one-stop shopping" for prepress and printing services, and on the basis of price by bundling the cost of prepress and other content management services with the printing cost or by substantially discounting the separate prepress services. A customer might prefer services by a printer where price is the primary consideration, and quality of and control over the artistic process are not key concerns. Independent providers, such as the Company, generally are able to offer a higher level of specialization, customization, and individualized service and also provide customers with the flexibility to select the printer of their choice, thus giving the customer greater leverage in negotiating for printing services. A customer would look to perform its own prepress services internally if the customer believed that control over the process was advantageous and quality of the product was not paramount. Customers typically provide for themselves only a portion of the prepress services they need, augmenting their own capabilities, as needed, with third-party services usually from independent providers.

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

     Broadcast Media Distribution Services: In the broadcast media distribution business, the Company competes with many local and/or regional suppliers as well as national suppliers, such as Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Digital Generation Systems, Inc., and VDI Media. These services are typically provided on a per-job basis. The Company generally has no contractual arrangements that would prevent a customer from changing providers, other than the aforementioned agreement with Initiative Media. The Company believes competition is based on quality of duplication, speed, and reliability of distribution as well as price.

EMPLOYEES

     As of December 31, 2002, the Company had approximately 3,200 total employees, approximately 3,065 of whom were full-time employees. Of the total employees, approximately 1,750 were salaried employees and approximately 1,450 were hourly employees. Approximately 240 of the Company's employees were covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relationships with its employees, both unionized and nonunionized, are satisfactory.

GEOGRAPHIC INFORMATION

     See Note 24 to the Company's Consolidated Financial Statements for financial information about geographic regions. Operating income from foreign operations was approximately $5,243,000, $21,000, and $1,801,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

DISCONTINUED OPERATIONS

     Publishing. The Company sold Portal in April 2002 and reports it as a discontinued operation. Net proceeds from the sale were approximately $33,500,000, of which $31,500,000 were used to repay term loans outstanding under the Company's credit facility and $2,000,000 were originally held in escrow under the terms of the sale.

     Through Portal, the Company published greeting cards, posters, art prints, calendars, original artwork, and other wall decor items. The product lines ranged from moderately priced items intended for a broad customer base to higher quality items consisting of fine art reproductions, limited edition prints, and upscale posters intended for a narrower and more selective customer base. The Company obtained the images for its publishing products by purchasing the rights to publish photographs and artwork that were either in an artist's stock or were commissioned specifically for the Company's use. Images were also obtained from the public domain primarily through photo libraries. The Company's publishing products were printed by outside vendors that were selected based upon quality, ability to deliver, and price. The products were delivered directly to the Company's warehouses, from where shipments were made directly to customers. The Company's publishing customers were primarily mass-market merchants, card shops, bookstores, art galleries, institutional customers, and framers. The Company relied on an internal sales force, independent representatives, and its senior executives to sell its publishing products. Sales of mass-market publishing products were managed through in-store service programs that enhanced the ability of a product to be carried by customers for many years. In the publishing business, the Company primarily competed with local, regional, and national producers of posters and art prints. Approximately 15% of the publishing business' revenue was generated from the sale of greeting cards, where the Company competed with major greeting card companies such as Hallmark Cards, Inc., and American Greetings Corporation. The Company believed competition was based on reliability of service, timeliness of delivery, and the ability to select images with mass-market appeal.

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

New York City
(3 content management facilities; 1 broadcast facility)

Atlanta, Georgia
(1 content management facility)

Chicago, Illinois
metropolitan area
(5 content management facilities)

Detroit, Michigan
metropolitan area
(3 content management facilities; 1 broadcast facility)

Los Angeles, California
metropolitan area
(1 content management facility;
1 broadcast facility)

Carlstadt, New Jersey
(1 content management facility)

Wilmington, Ohio
(1 broadcast facility)

Pontiac, Illinois
(1 content management facility)

Rochester, New York
(1 digital facility)

Seattle, Washington
(1 content management facility)

San Diego, California
(1 content management facility)

San Francisco, California
metropolitan area
(2 content management facilities)

Dallas, Texas
(1 content management facility)

Omaha, Nebraska
(1 content management facility)

Battle Creek, Michigan
(1 content management facility)

Orlando, Florida
(1 content management facility)

Nashua, New Hampshire
(1 digital facility)

International Locations:

United Kingdom
(4 content management facilities)

Australia
(1 content management facility)

     The Company owns eight of the content management facilities. The remaining facilities are operated under leases that expire in 2003 through 2015. The Company also provides on-site services at certain customer locations where services are performed only for that specific customer. The Company believes that its facilities are adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is contingently liable as a result of transactions arising in the ordinary course of business and is involved in certain legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with counsel, the ultimate resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Fred Drasner                           60     Chairman of the Board and Chief Executive Officer
Joseph D. Vecchiolla                   47     President, Chief Operating Officer, and Director
Marne Obernauer, Jr.                   59     Former Vice Chairman and Director
Martin D. Krall                        62     Executive Vice President, Chief Legal Officer,
                                              Secretary, and Director
Kenneth G. Torosian                    41     Senior Vice President, Chief Financial Officer, and
                                              Treasurer

     Fred Drasner has served as Chief Executive Officer since May 2002, as Chairman of the Board of Directors since June 2001, and as Chairman of the Company since April 1996. He also served as Chief Executive Officer of the Company from 1996 until April 2000. Mr. Drasner has been co-owner of Pro Football, Inc., d/b/a The Washington Redskins, since July 1999. He has been the Chief Executive Officer of Daily News, L.P. ("Daily News"), and Co-Publisher of the New York Daily News since 1993, Co-Chairman of U.S. News & World Report, L.P. ("U.S. News"), since 1998, and Chief Executive Officer of U.S. News from 1985 to 1998, and Chairman and Chief Executive Officer of Applied Printing Technologies, L.P. ("Applied Printing"), since 1988. Mr. Drasner served as Co-Chairman from 1998 to 1999 and Vice-Chairman and Chief Executive Officer from 1986 to 1998 of The Atlantic Monthly Company and as Co-Chairman of Fast Company Media Group, L.L.C. ("Fast Company"), from January 1999 until October 2000.

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

     Marne Obernauer, Jr., served as Vice Chairman from May 1998 until February 2003. Mr. Obernauer joined the Company in May 1998 in connection with the merger with Devon Group, Inc. ("Devon"). Prior to joining the Company, and up until its merger with the Company, he served as Chief Executive Officer of Devon from 1980 and as Chairman of the Board of Directors of Devon from 1986.

     Martin D. Krall has been Executive Vice President, Chief Legal Officer, and Secretary of the Company, Daily News, Applied Printing, and U.S. News since January 1995. Mr. Krall served as Executive Vice President, Chief Legal Officer, and Secretary of The Atlantic Monthly Company from 1995 to 1999 and as Executive Vice President, Chief Legal Officer, and Secretary of Fast Company.

     Kenneth G. Torosian has served as Senior Vice President and Chief Financial Officer since September 2001 and as Treasurer since November 2002. Prior to that, Mr. Torosian served as Vice President of Finance from August 2000 until September 2001, and Corporate Controller from January 1997 until August 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock commenced trading on The American Stock Exchange (AMEX symbol: AGD) in April 2001. Prior to that, the Company's common stock traded on the Nasdaq National Market (NASDAQ symbol: AGTX). The following table sets forth the high and low closing sales price for each period indicated.

                                                             2002            2001
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First quarter..........................................  $0.68   $0.42   $4.69   $2.94
Second quarter.........................................  $1.85   $0.40   $3.19   $1.20
Third quarter..........................................  $0.69   $0.37   $1.80   $0.51
Fourth quarter.........................................  $0.79   $0.35   $0.75   $0.25

     As of February 28, 2003, there were approximately 86 holders of record of the Company's common stock. No dividends have been paid since April 17, 1996, the date the Company's common stock commenced trading. The Company is prohibited from paying dividends under its existing credit facility.

     In February 2003, the Company received notification from The American Stock Exchange (the "Exchange") that the Company is currently not in compliance with certain listing standards of the Exchange. The Company has submitted a plan to the Exchange setting forth the steps the Company intends to take in order to regain compliance with the listing standards. There can be no assurances that the plan will be accepted by the Exchange. In the event that the plan is not accepted by the Exchange or the Company fails to satisfy the terms of the plan, the Company's common stock may be delisted from the Exchange.

     The following table sets forth certain information as of December 31, 2002, with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES         WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                  TO BE ISSUED UPON EXERCISE       EXERCISE PRICE        EQUITY COMPENSATION PLANS
                                   OF OUTSTANDING OPTIONS,     OF OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                        WARRANTS, AND RIGHTS       WARRANTS, AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                     --------------------------   -----------------------   -------------------------
                                             (A)                         (B)                        (C)
                                  --------------------------   -----------------------   -------------------------
Equity compensation plans
  approved by security
  holders.......................          3,022,433                    $14.59                     123,000

     The Company does not have any equity compensation plans that have not been authorized by its stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                          2002(A)    2001(B)    2000(C)    1999(D)    1998(E)
                                          --------   --------   --------   --------   --------
                                          (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues................................  $423,856   $468,288   $566,540   $532,064   $338,942
Income (loss) from continuing
  operations............................  $(77,072)  $(51,163)  $ (2,142)  $(11,534)  $  6,318
Earnings (loss) per common share from
  continuing operations:
  Basic.................................  $  (8.44)  $  (5.64)  $  (0.24)  $  (1.28)  $   0.77
  Diluted...............................  $  (8.44)  $  (5.64)  $  (0.24)  $  (1.28)  $   0.74
Total assets............................  $203,582   $656,483   $722,233   $931,010   $703,074
Long-term debt..........................  $150,008   $195,140   $204,080   $298,125   $203,087
Subordinated notes......................    29,894     27,012     27,745     29,867
Obligations under capital leases........       204        593      1,540      3,814      3,475
                                          --------   --------   --------   --------   --------
Total long-term obligations.............  $180,106   $222,745   $233,365   $331,806   $206,562
                                          ========   ========   ========   ========   ========

     No dividends have been paid on the Company's common stock.

---------------

(a) Amounts in 2002 include charges of $3,359, $73,899, and $2,203 for restructurings, impairments of long-lived assets, and nonrestructuring-related employee termination costs, respectively. (See Note 4, Note 5, and Note 6 to the Consolidated Financial Statements).

(b) Amounts in 2001 include charges of $16,167, $8,952, $2,769, and $2,046 for restructurings, impairments of long-lived assets, losses on disposals of property and equipment, and nonrestructuring-related employee termination costs, respectively. (See Note 4, Note 5, and Note 6 to the Consolidated Financial Statements).

(c) Amounts in 2000 include gains on disposal of property and equipment of $2,327 and gains on sales of businesses of $16,590, as well as charges of $1,241 and $2,056 for impairment of long-lived assets and nonrestructuring-related employee termination costs, respectively. (See Note 4 and Note 6 to the Consolidated Financial Statements).

(d) Amounts in 1999 include charges of $3,572, $6,302, and $2,402 for restructurings, impairment of long-lived assets, and a loss on disposal and abandonment of fixed assets, respectively.

(e) Amounts in 1998 include charges of $8,550, $3,150, and $2,509 for restructurings, abandonment of a business, and impairment of intangible assets, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

CRITICAL ACCOUNTING POLICIES

     Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. Management believes that the estimates and assumptions used in preparing the financial statements of the Company were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions. Management has discussed these estimates and assumptions, including the related disclosure included in this annual report on Form 10-K, with the audit committee of the Company's board of directors.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business (see Note 1 to the Consolidated Financial Statements).

     In assessing the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company compared such carrying value of each of its reporting units to their fair values. The Company estimated the fair value of its reporting units by applying a multiple to each reporting unit's earnings before interest, taxes, depreciation, and amortization ("EBITDA"). In estimating the fair value of its reporting units, the Company had to make various assumptions, including, but not limited to, projections of each reporting unit's future EBITDA, the fair value of each reporting unit's net assets, and the EBITDA multiple a willing buyer would apply to each reporting unit's EBITDA to determine its fair value. Based on the use of these assumptions in estimating the fair value of each reporting unit, the Company incurred impairment charges relating to its goodwill as no value was ascribed to the goodwill at December 31, 2002, as compared to a carrying value of $405,839 at December 31, 2001. A change in the Company's assumptions, including, but not limited to, higher EBITDA for any reporting unit, lower fair market values of net assets, or a buyer willing to pay more than the assumed EBITDA multiple could result in the goodwill of certain reporting units to have a fair value greater than zero. Such an outcome would not have an impact on the Company's results of operations or financial position because under SFAS No. 142 the carrying value of goodwill cannot be increased once it has been impaired.

     In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance, the stability of the markets and customers the Company serves, and the future financial position of the Company. Based on the Company's estimates, a valuation allowance of $17,539 was established against the carrying value of the Company's deferred tax assets at December 31, 2002, resulting in net deferred tax assets of $15,857, as compared to net deferred tax assets of $20,050 at December 31, 2001, against which no valuation allowance had been established. A change in the Company's assumptions, including better or worse operating performance than projected, the loss of a significant customer, or a deterioration in the markets served by the Company would result in a change in the amount of deferred tax assets that will be recovered by the Company, and therefore will result in an adjustment to the valuation allowance established at December 31, 2002. Such adjustment, either positive or negative, would be reflected as a component of the Company's provision for income taxes.

     In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions regarding the financial stability of its customers and the validity of any potential claims raised by its customers. Based on the Company's estimates, an allowance for doubtful accounts of $7,832 was established at December 31, 2002, compared to an allowance of $8,269 at December 31, 2001. A change in the Company's assumptions, including the financial stability of the Company's customers, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company's selling, general, and administrative expense.

     In assessing the carrying value of the liabilities associated with its various restructuring efforts, the Company had to estimate the timing and amount of future payments to be made under certain contractual obligations, primarily those relating to building leases. In making such estimates, the Company has to make various assumptions, including but not limited to, the real estate rental market in future periods, the financial stability of the Company's existing subtenants, the willingness of existing subtenants to renew their subleases, and the timing and pricing of any future subleases. Based on the Company's estimates, the carrying value of the Company's restructuring liabilities was $10,585 at December 31, 2002, as compared to $13,730 at December 31, 2001. A change in the Company's assumptions, including, but not limited to, the timing and pricing of any future sublease arrangements, the willingness of existing subtenants to renew their subleases, and the ability of existing subtenants to continue to meet their current obligations would result in the Company paying amounts that differ from the current carrying value of its restructuring liabilities. Such difference, either positive or negative, would be reflected as a restructuring charge or restructuring income.

RESULTS OF OPERATIONS

     The results of operations of the Company's publishing business are reported as a discontinued operation for all periods presented.

  Year ended December 31, 2002, compared with 2001

     Revenues in 2002 were $44,432, or 9.5%, lower than in the comparable period in 2001. Revenues in the 2002 period decreased by $46,822 from content management services and $955 from digital services, and were partially offset by increased revenues of $3,345 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from a weaker advertising market in 2002 as compared to the 2001 period, which adversely impacted the Company's operations servicing advertising agencies and magazine publishers, the loss of business from an advertising agency that brought its work in house, and a decrease in revenues from retailers due to certain customer initiatives in 2001 not repeated in 2002. Increased revenues from broadcast media distribution services resulted from additional volume of premium services provided for which the Company receives higher rates.

     Gross profit decreased by $722 in 2002 as compared to the 2001 period. The gross profit percentage was 34.2% in 2002 as compared to 31.1% in the 2001 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting related to the Company's operational restructuring and integration efforts, as well as from the higher-margin premium services revenue in the broadcast media distribution services business.

     Selling, general, and administrative expenses in 2002 were $18,386 lower than in 2001 primarily as a result of the Company's cost cutting initiatives in response to the decrease in revenue. Selling, general, and administrative expenses as a percent of revenue were 28.9% in 2002 and 30.1% in 2001.

     The results of operations in 2002 include restructuring charges of $3,359, of which $2,059 related to a plan initiated by the Company during the third quarter of 2002 (the "2002 Third Quarter Plan") and $1,300 related to adjustments to various restructuring plans initiated in prior years (see Note 5 to the Consolidated Financial Statements). Under the 2002 Third Quarter Plan, the Company consolidated its Grand Rapids, MI, and Battle Creek, MI, operations into a new facility in Battle Creek, and consolidated its Dallas, TX, operation into less space at its existing location. The Company terminated nine employees as part of the 2002 Third Quarter Plan. The charge of $2,059 consisted of $1,828 for facility closure costs, $155 for future rental obligations on abandoned equipment, and $76 for employee termination costs.

     The $1,300 restructuring charge incurred in 2002 relating to restructuring plans initiated in prior years primarily resulted from an adjustment to the liability associated with a plan initiated in the fourth quarter of 2001 under which the Company closed and consolidated fifteen content management facilities and administrative offices (the "2001 Fourth Quarter Plan"). The liability associated with the 2001 Fourth Quarter Plan was adjusted in 2002 to reflect current market conditions and revised estimates relating to the Company's various building lease obligations.

     The Company does not anticipate any material adverse effect on future results of operations from the facility closings since the majority of the work performed at such locations has been transferred to its other facilities. The employees terminated under the restructuring plans were principally production workers, sales people, and administrative support staff. The Company completed all of its restructuring plans by December 31, 2001, except for the 2001 Fourth Quarter Plan, which was completed during 2002, and the 2002 Third Quarter Plan, which the Company anticipates completing by September 30, 2003.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an annual impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives. The results of operations in 2002 includes a goodwill impairment charge of $73,216 primarily related to the annual impairment test under SFAS No. 142 that was performed on December 31, 2002.

     The results of operations also include other impairment charges of $683, of which $211 related to equipment abandoned in connection with the 2002 Third Quarter Plan, $322 related to the write off of certain software development projects, and $150 related to the write off of contract acquisition costs resulting from the termination of a customer contract with an affiliate.

     Interest expense in 2002 was $5,005 lower than in the 2001 period due primarily to reduced borrowings outstanding under the Company's credit facility, lower interest rates during 2002, and a non-cash benefit of $2,159 as compared to the 2001 period associated with the Company's interest rate swap arrangements. These decreases were partially offset by a decrease in interest allocated to discontinued operations from $1,295 in 2001 to $580 in 2002.

     Other expense of $1,159 in 2002 includes $548 for a litigation settlement, including legal fees, $434 of professional fees incurred in connection with negotiations related to the Company's credit facility, and $297 of expenses related to a tender offer to acquire the Company's outstanding subordinated notes that did not succeed and lapsed in August 2002.

     The Company recorded an income tax benefit of $643 in 2002. The benefit recognized was at a lower rate than the statutory rate due primarily to the projected annual permanent items related to the nondeductible portion of the goodwill impairment charge and meals and entertainment expenses.

     In connection with the sale of its publishing business in April 2002, the Company incurred a loss from discontinued operations in 2002 of $6,010, which consisted of a loss on disposal of $6,943 and income from operations of $933.

     Upon the initial application of SFAS No. 142, the Company incurred a pretax impairment charge of $328,529 relating to its goodwill. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle.

     The Company conducted business with Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by Fred Drasner, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, and Mortimer B. Zuckerman, a director and the former Chairman of the Board, which owned approximately 22.0% of the Company's outstanding common stock at December 31, 2002. The Company also conducted business with other affiliates, including the Daily News, L.P., and U.S. News & World Report, L.P., both of which are beneficially owned by Mr. Drasner and Mr. Zuckerman. Sales to related parties for the years ended December 31, 2002, 2001, and 2000, totaled $4,974, $9,307, and $11,401, respectively, representing 1.2%, 2.0%, and 2.0%, respectively, of the Company's revenues.

  Year ended December 31, 2001, compared with 2000

     Revenues in 2001 were $98,252 lower than in 2000. Revenues in the 2001 period decreased by $74,449 from content management services, $18,937 from digital services, and $4,866 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the softening advertising market, which adversely impacted the Company's East Coast prepress operations and its Midwest prepress and creative services operations, as well as from the loss of a low-margin customer at the Company's West Coast operations and reduced volumes at the Company's operations in the United Kingdom. The Company also experienced anticipated reductions in revenues associated with both the sale of its photographic laboratory business in April 2000 and the closing of one of its Atlanta content management facilities in June 2000. Decreased revenues from digital services primarily resulted from the sale of the Company's digital portrait systems business in December 2000 and a decrease in revenues resulting from the contraction of Internet-related business. Decreased revenues from broadcast media distribution services primarily resulted from the softening advertising market and from price reductions made under a long-term contract with a significant customer.

     Gross profit decreased $45,395 in 2001 as a result of the decrease in revenues for the year as discussed above. The gross profit percentage in 2001 was 31.1% as compared to 33.7% in the 2000 period. This decrease in the gross profit percentage primarily resulted from the decrease in revenues from content management services and digital services discussed above, which resulted in lower absorption of fixed manufacturing costs, as well as from reduced margins from broadcast media distribution services as a result of the price reductions given to a significant customer. Additionally, the gross profit percentage was adversely impacted by the sale of the digital portrait systems business in December 2000, which had higher margins than the Company's other operations. Such decreases were partially offset by an increase in margins resulting from the sale of the photographic laboratory business in April 2000, which had lower margins than the Company's other content management operations, and from cost cutting related to the Company's restructuring and integration efforts.

     Selling, general, and administrative expenses in 2001 were $14,361 lower than in 2000, but as a percent of revenue increased to 30.1% in 2001 from 27.4% in 2000 due to the Company's cost cutting initiatives not keeping pace with the significant decline in revenue during the year.

     The loss on disposal of property and equipment was $2,769 in 2001, primarily resulting from equipment disposed of in connection with the Company's restructuring and integration efforts.

     The results of operations in 2001 include a restructuring charge of $16,167 related to various restructuring efforts initiated by the Company (see Note 5 to the Consolidated Financial Statements). The restructuring charge in 2001 includes a charge of $13,918 related to the 2001 Fourth Quarter Plan and a charge of $1,703 related to a plan initiated in the second quarter of 2001 (the "2001 Second Quarter Plan"). In addition, the Company incurred a net charge in 2001 of $546 related to various restructuring plans initiated in prior years.

     The charge of $13,918 for the 2001 Fourth Quarter Plan consisted of $10,384 for facility closure costs, $3,374 for employee termination costs for 235 employees, and $160 for costs for rental obligations on abandoned equipment. The charge of $1,703 for the 2001 Second Quarter Plan, under which the Company consolidated certain content management facilities in Chicago, IL, and relocated one such facility in New York City, consisted of $884 for facility closure costs and $819 for employee termination costs for 66 employees.

     The $546 restructuring charge incurred in 2001 relating to restructuring plans initiated in prior years primarily resulted from an adjustment to the liability associated with a plan initiated in the second quarter of 2000 under which the Company closed one of its content management facilities in Atlanta, GA (the "2000 Second Quarter Plan"). The liability associated with the 2000 Second Quarter Plan was adjusted in 2001 due to the Company not being able to resolve its building lease obligation within the timeframe initially anticipated.

     In December 2001, the Company incurred an impairment charge of $7,176 primarily related to one of its digital services businesses that experienced a downturn in its operations that was not anticipated to abate in the foreseeable future. Also in December 2001, the Company incurred a charge of $1,776 related to the impairment of property and equipment in connection with its restructuring and integration efforts.

     Interest expense in 2001 was $4,396 lower than in 2000 due primarily to the reduced borrowings outstanding under the Company's credit facility as well as an overall reduction in interest rates throughout 2001. This decrease was partially offset by a non-cash charge of $1,763 related to four interest rate swap agreements entered into by the Company that are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which was adopted by the Company on January 1, 2001. In addition, $3,847 of interest expense was allocated to discontinued operations in 2000 as compared to $1,295 in 2001.

     The Company recorded an income tax benefit of $10,056 in 2001. The benefit recognized was at a lower rate than the statutory rate due primarily to additional Federal taxes on foreign earnings and the projected annual permanent items related to nondeductible goodwill and the nondeductible portion of meals and entertainment expenses.

     As a result of the substantial modifications to the principal payment schedule resulting from an amendment to the Company's credit facility entered into in 2001, the Company's financial statements reflect an extinguishment of old debt and the incurrence of new debt. Accordingly, the Company recognized a loss on extinguishment in 2001 of approximately $3,410, net of taxes of approximately of $2,451, as an extraordinary item. The Company also incurred additional fees of $906 in 2001 in connection with the amendment to the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the total amount outstanding under the Company's credit facility was $162,214, of which $24,391 was outstanding under a revolving credit line and $137,823 was outstanding under three term loans. The Company had additional available borrowing capacity under the revolving credit line of approximately $40,000 at December 31, 2002. The available borrowing capacity under the revolving credit line is net of the aggregate letters of credit outstanding, which totaled $1,556 at December 31, 2002. Interest rates on funds borrowed under the Company's credit facility varied from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor. Borrowings under the Company's credit facility are secured by all of the inventory, receivables, and real and personal property of the Company and certain of its subsidiaries.

     The terms of the Company's credit facility contain certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business in April 2002 satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company did not satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Not satisfying the first milestone resulted in a fee of $500 being paid to the Company's lenders. Not satisfying the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,377 shares of the Company's common stock. Such warrants became exercisable on January 15, 2003.

     In March 2002, the Company entered into an amendment to its credit facility (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and became obligated to issue warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock if a definitive agreement for an overall restructuring of the credit facility was not reached by September 30, 2002. Such warrants were issued in October 2002 and were immediately exercisable. Also as part of the Sixth Amendment, available borrowings under the Company's revolving credit line were reduced to $66,000 from $81,000.

     As part of its overall effort to restructure its debt, the Company initiated a tender offer in July 2002 to acquire all of its outstanding subordinated notes for an aggregate purchase price of $3,000. The tender offer did not succeed and lapsed on August 27, 2002, with none of the tendered subordinated notes being accepted by the Company for payment. Consequently, the semi-annual interest payment on the subordinated notes, which was due on July 31, 2002, but was not paid by the Company while the tender offer remained open, was paid on August 30, 2002. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period. In connection with the lapsed tender offer, the Company incurred expenses of $297 that are included as a component of "Other income (expense)" in the Consolidated Statement of Operations for the year ended December 31, 2002.

     In April 2003, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") that extended the maturity of the credit facility through April 2004. In connection with the Amended Credit Agreement, the Company incurred fees totaling $2,000 to be paid quarterly and issued immediately exercisable warrants with an exercise price of $0.01 per share to its lenders to purchase 453,378 shares of the Company's common stock. As part of the Amended Credit Agreement, the Company agreed that the failure of the Company and its senior lenders to consummate a restructuring or recapitalization on or before July 15, 2003, will constitute an event of default. Such an event of default will result in the automatic acceleration of amounts outstanding under the Amended Credit Agreement. Also as part of the Amended Credit Agreement, the Company agreed that in addition to scheduled principal payments, it would permanently repay $20,000 of borrowings by December 31, 2003. Failure to repay such borrowings would not constitute an event of default, but would result in the Company paying additional fees of $2,000 to its lenders upon maturity of the credit facility. Additionally, under the Amended Credit Agreement, maximum availability under the Company's revolving credit line was reduced from $66,000 to $63,500, and will be further reduced to $62,500 on July 1, 2003, $60,500 on October 1, 2003, and $60,000 on January 1, 2004. Also,
the ability to borrow funds at interest rates based on LIBOR was restricted to only those periods in which the Company's trailing twelve-month EBITDA (as defined in the Amended Credit Agreement) exceeds $50,000. The Company does not anticipate exceeding this EBITDA threshold, and therefore the Amended Credit Agreement effectively requires the Company to borrow funds at interest rates based on the prime rate for the foreseeable future. The Company does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity. Had the Company been required to borrow funds at interest rates based on the prime rate throughout 2002, the Company would have incurred additional interest expense of approximately $3,800.

     Upon issuance of the warrants in April 2003 in connection with the Amended Credit Agreement, the Company's lenders held warrants issued directly by the Company that are convertible into approximately 12.9% of the Company's outstanding common stock. In addition, in July 2001, Applied Printing granted a call option to the Company's lenders to purchase 680,067 shares of the Company's common stock held by Applied Printing at a purchase price of $0.01 per share. This call option became exercisable on January 15, 2003. The combination of the call option granted by Applied Printing and the warrants issued directly by the Company provide the Company's lenders with instruments that are convertible into approximately 19.4% of the Company's common stock.

     In order to avoid an event of default under the Amended Credit Agreement, the Company continues to negotiate with its senior lenders to consummate a restructuring or recapitalization by July 2003. Any such restructuring or recapitalization would most likely require an amendment or a repurchase at a significant discount of the Company's subordinated notes. There can be no assurances that the Company will reach an agreement with its senior lenders before July 2003. The Company is also seeking other sources of financing, including an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of amounts due to the lenders for amounts borrowed under the credit facility, amounts due to holders of the Company's subordinated notes, and amounts due to holders of preference shares of a subsidiary of the Company. One such set of discussions with a third party resulted in an offer being made that was accepted by most of the Company's senior lenders, in both number of lenders and dollar amount of commitment, but was rejected by a few of the senior lenders for not containing sufficient consideration. The Company, however, continues to seek an overall recapitalization, and another third party is currently in discussions with the Company's senior lenders regarding an infusion of equity and the settlement of their debt obligations at a significant discount. There can be no assurances as to the terms or the success of any recapitalization, including the amount of new equity and the amount of capital stock to be issued in connection therewith. The potential impact of any such recapitalization on the holders of the Company's presently outstanding common stock is similarly unknown at this time.

     In the event that the Company is unable to restructure its credit facility or obtain other sources of financing by July 2003, including an overall recapitalization, the Company will seek to obtain a waiver from its senior lenders for the event of default under the Amended Credit Agreement. There can be no assurances that the Company will be able to obtain such waiver, which would require unanimous approval from the Company's senior lenders.

     In connection with the Company's discussions with third parties regarding an infusion of outside equity, the Company did not pay the semi-annual interest payment on the subordinated notes due on January 31, 2003, until February 28, 2003. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period.

     Under the terms of its credit facility, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company must satisfy a monthly minimum cumulative EBITDA (as defined in the credit facility) covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. The Company was in compliance with all covenants at December 31, 2002. Based on current projections, the Company believes that it will be able to remain in compliance with the covenant requirements throughout 2003, although there can be no assurance that such compliance will be maintained.

     In accordance with the requirements of its credit facility, the Company has outstanding two interest rate swap agreements with an aggregate notional amount of $50,000 that expire in August 2003. Under the swap agreements, the Company paid a fixed rate of 5.798% per annum on a quarterly basis and was paid a floating rate based on the three-month LIBOR rate in effect at the beginning of each quarterly payment period.

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

     During 2002, the Company wrote off all of its goodwill due to the impairment charges recognized in accordance with SFAS No. 142.

     During 2002 the Company made a $32,002 mandatory non-scheduled repayment of term loans and retained $1,500 in an escrow account with proceeds from the sale of its publishing business. In addition, the Company made $12,185 of scheduled repayments of term loans, repaid $1,087 of notes and capital lease obligations, paid $1,671 in debt financing fees, and made contingent payments related to acquisitions of $720. The Company also invested $11,923 in facility construction, new equipment, and software-related projects. Such amounts were primarily generated from cash from operating activities.

     Cash flows from operating activities of continuing operations during 2002 increased by $10,773 as compared to 2001 due primarily to cash generated from operations and the timing of vendor payments, partially offset by payments made during the year related to the Company's restructuring plans and growth in inventory due to the timing of work performed.

     The Company expects to spend approximately $12,000 over the course of the next twelve months for capital improvements and management information systems, essentially all of which is for modernization. The Company intends to finance a substantial portion of these expenditures with working capital or borrowings under its credit facility.

     At December 31, 2002, the Company had a liability of approximately $10,585 for the future costs related to its restructuring charges and a liability of $9,064 for dividends in arrears on preference shares of a subsidiary. The Company also has minimum debt payments in 2003, inclusive of capital lease obligations, of approximately $14,050.

     The Company believes that the cash flow from operations, including potential improvements in operations as a result of its integration and restructuring efforts, and available borrowing capacity, subject to the Company's ability to remain in compliance with the financial covenants under its credit facility and to restructure its credit facility or achieve a recapitalization by July 2003, will provide sufficient cash flows to fund its cash needs through 2003.

     The Company does not believe that inflation has had a material impact on its business.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. Among other changes, SFAS No. 145 rescinded Statement of Financial Accounting Standards (SFAS) No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be aggregated and, if material, to be classified as an extraordinary item, net of related income tax effects. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The primary impact of SFAS No. 145 on the Company is that future gains and losses from the extinguishment of debt will be subject to the criteria of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." Therefore, debt extinguishments in future periods may not be classified as extraordinary items, net of related income tax effects, but instead as a component of income from continuing operations, and previously reported debt extinguishments may be subject to reclassification.

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

     Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued in December 2002, and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for any entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial condition or results of operations.

     Financial Accounting Standards Board Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. FIN 45 elaborates on certain disclosure requirements and clarifies certain recognition criteria related to guarantees. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002, and the recognition criteria of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The impact of FIN 45 on the Company's financial condition or results of operations is not determinable since FIN 45 primarily impacts guarantees issued or modified in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $162,214 outstanding under its credit facility at December 31, 2002. Interest rates on funds borrowed under the Company's credit facility vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through two interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at December 31, 2002. A change in interest rates of 1.0% would result in an annual change in income before taxes of $1,122 based on the outstanding balance under the Company's credit facility and the notional amounts of the interest rate swap agreements at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Graphics Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Applied Graphics Technologies, Inc. and subsidiaries ("the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company adopted the non-amortization and impairment provisions for goodwill. Also, as discussed in Note 11 to the consolidated financial statements, on January 1, 2001, the Company modified the accounting for derivative instruments and hedging activities.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's existing credit facility matures on April 30, 2004. The Company's ability to comply with the terms of its existing credit facility during 2003, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 15, 2003

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   4,724    $   4,949
  Trade accounts receivable (net of allowances of $7,832 in
     2002 and $8,269 in 2001)...............................     90,102       90,353
  Due from affiliates.......................................        405        4,028
  Inventory.................................................     16,608       14,837
  Prepaid expenses..........................................      4,629        4,237
  Deferred income taxes.....................................     14,104       19,734
  Other current assets......................................      2,830        1,746
  Net assets of discontinued operations.....................                  35,936
                                                              ---------    ---------
          Total current assets..............................    133,402      175,820
Property, plant, and equipment -- net.......................     56,906       63,307
Goodwill....................................................                 405,839
Other intangible assets -- net..............................      1,364        1,210
Deferred income taxes.......................................      1,753          316
Other assets................................................     10,157        9,991
                                                              ---------    ---------
          Total assets......................................  $ 203,582    $ 656,483
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  14,932    $  12,607
  Accrued expenses..........................................     57,377       50,030
  Current portion of long-term debt and obligations under
     capital leases.........................................     14,050       15,398
  Due to affiliates.........................................        442        1,278
  Restructuring liabilities.................................     10,585       13,730
  Other current liabilities.................................     23,722       30,341
                                                              ---------    ---------
          Total current liabilities.........................    121,108      123,384
Long-term debt..............................................    150,008      195,140
Subordinated notes..........................................     29,894       27,012
Obligations under capital leases............................        204          593
Other liabilities...........................................     11,685       12,874
                                                              ---------    ---------
          Total liabilities.................................    312,899      359,003
                                                              ---------    ---------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................     42,045       38,776
                                                              ---------    ---------
Stockholders' Equity (Deficit):
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding)
  Common stock ($0.01 par value, shares authorized:
     150,000,000 in 2002 and 2001; shares issued and
     outstanding: 9,147,565 in 2002 and 9,067,565 in
     2001)..................................................         92           91
  Additional paid-in capital................................    390,768      389,464
  Accumulated other comprehensive loss......................       (653)        (239)
  Retained deficit..........................................   (541,569)    (130,612)
                                                              ---------    ---------
     Total stockholders' equity (deficit)...................   (151,362)     258,704
                                                              ---------    ---------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 203,582    $ 656,483
                                                              =========    =========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2002         2001         2000
                                                           ---------    ---------    ---------
Revenues.................................................  $ 423,856    $ 468,288    $ 566,540
Cost of revenues.........................................    279,026      322,736      375,593
                                                           ---------    ---------    ---------
Gross profit.............................................    144,830      145,552      190,947
Selling, general, and administrative expenses............    122,452      140,838      155,199
Amortization of intangibles..............................        342       13,463       13,334
Loss (gain) on disposal of property and
  equipment -- net.......................................        230        2,769       (2,327)
Gain on sale of businesses -- net........................                              (16,590)
Restructuring charges (income)...........................      3,359       16,167         (202)
Impairment of goodwill...................................     73,216
Other impairment charges.................................        683        8,952        1,241
                                                           ---------    ---------    ---------
Operating income (loss)..................................    (55,452)     (36,637)      40,292
Interest expense.........................................    (19,027)     (24,032)     (28,428)
Interest income..........................................        399          615          794
Other income (expense) -- net............................     (1,159)       1,208          154
                                                           ---------    ---------    ---------
Income (loss) from continuing operations before provision
  for income taxes and minority interest.................    (75,239)     (58,846)      12,812
Provision (benefit) for income taxes.....................       (643)     (10,056)      12,454
                                                           ---------    ---------    ---------
Income (loss) from continuing operations before minority
  interest...............................................    (74,596)     (48,790)         358
Minority interest........................................     (2,476)      (2,373)      (2,500)
                                                           ---------    ---------    ---------
Loss from continuing operations..........................    (77,072)     (51,163)      (2,142)
Income (loss) from discontinued operations...............     (6,010)       4,573      (98,383)
Extraordinary item -- loss on early extinguishment of
  debt, net of taxes of $2,451...........................                  (3,410)
Cumulative effect of change in accounting principle......   (327,875)
                                                           ---------    ---------    ---------
Net loss.................................................   (410,957)     (50,000)    (100,525)
Other comprehensive loss.................................       (414)        (761)        (742)
                                                           ---------    ---------    ---------
Comprehensive loss.......................................  $(411,371)   $ (50,761)   $(101,267)
                                                           =========    =========    =========
Basic earnings (loss) per common share:
  Loss from continuing operations........................  $   (8.44)   $   (5.64)   $   (0.24)
  Income (loss) from discontinued operations.............      (0.66)        0.51       (10.88)
  Extraordinary loss.....................................                   (0.38)
  Cumulative effect of change in accounting principle....     (35.92)
                                                           ---------    ---------    ---------
  Total..................................................  $  (45.02)   $   (5.51)   $  (11.12)
                                                           =========    =========    =========
Diluted earnings (loss) per common share:
  Loss from continuing operations........................  $   (8.44)   $   (5.64)   $   (0.24)
  Income (loss) from discontinued operations.............      (0.66)        0.51       (10.88)
  Extraordinary loss.....................................                   (0.38)
  Cumulative effect of change in accounting principle....     (35.92)
                                                           ---------    ---------    ---------
  Total..................................................  $  (45.02)   $   (5.51)   $  (11.12)
                                                           =========    =========    =========
Weighted average number of common shares:
  Basic..................................................      9,128        9,068        9,040
  Diluted................................................      9,128        9,068        9,040

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   ---------
Cash flows from operating activities:
Net loss....................................................  $(410,957)  $(50,000)  $(100,525)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss (income) from discontinued operations................      6,010     (4,573)     98,383
  Depreciation and amortization.............................     17,464     34,447      38,552
  Deferred taxes............................................      2,896     (2,540)      6,731
  Non-cash impairment charges...............................     73,899      8,952       1,241
  Loss (gain) on disposal of property and
     equipment -- net.......................................        230      2,769      (2,327)
  Gain on sale of businesses- net...........................                           (16,590)
  Provision for bad debts...................................       (434)     4,855       3,929
  Extraordinary loss........................................                 5,861
  Cumulative effect of change in accounting principle.......    328,529
  Other.....................................................      3,969      4,224       5,817
Changes in operating assets and liabilities, net of effects
  of acquisitions:
  Trade accounts receivable.................................      1,658      4,813       6,169
  Due from/to affiliates....................................      2,786      1,219         737
  Inventory.................................................     (1,633)     6,895       2,806
  Income taxes..............................................      6,664      4,408      14,704
  Other assets..............................................      1,150      1,403      (1,157)
  Accounts payable and accrued expenses.....................       (889)   (19,331)     (8,968)
  Other liabilities.........................................     (4,648)    12,519         910
  Net cash provided by operating activities of discontinued
     operations.............................................        631     12,020       9,272
                                                              ---------   --------   ---------
Net cash provided by operating activities...................     27,325     27,941      59,684
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............    (11,923)   (15,445)    (18,227)
  Proceeds from sale of businesses..........................     33,502                 34,499
  Proceeds from sale of property and equipment..............        458      3,681       4,911
  Proceeds from sale of available-for-sale securities.......                 1,675
  Other.....................................................       (720)    (2,967)     (4,770)
  Net cash used in investing activities of discontinued
     operations.............................................        (93)      (689)     (1,136)
                                                              ---------   --------   ---------
Net cash provided by (used in) investing activities.........     21,224    (13,745)     15,277
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Repayments of term loans..................................    (44,187)    (8,738)    (59,244)
  Repayments under revolving credit line -- net.............     (1,609)    (2,682)    (33,857)
  Proceeds from sale/leaseback transactions.................                            12,922
  Repayment of notes and capital lease obligations..........     (1,087)    (1,263)     (3,317)
  Payment of debt financing fees............................     (1,671)    (2,906)     (1,708)
  Net cash used in financing activities of discontinued
     operations.............................................       (279)       (84)       (469)
                                                              ---------   --------   ---------
Net cash used in financing activities.......................    (48,833)   (15,673)    (85,673)
                                                              ---------   --------   ---------
Net decrease in cash and cash equivalents...................       (284)    (1,477)    (10,712)
Effect of exchange rate changes on cash and cash
  equivalents...............................................         59         20        (524)
Cash and cash equivalents at beginning of year..............      4,949      6,406      17,642
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $   4,724   $  4,949   $   6,406
                                                              =========   ========   =========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                                 ACCUMULATED
                                                                   ADDITIONAL       OTHER       RETAINED
                                                          COMMON    PAID-IN-    COMPREHENSIVE   EARNINGS
                                                          STOCK     CAPITAL     INCOME (LOSS)   (DEFICIT)
                                                          ------   ----------   -------------   ---------
BALANCE AT JANUARY 1, 2000..............................   $89      $386,684       $ 1,264      $  19,913
Issuance of 109,510 common shares as additional
  consideration in connection with prior period
  acquisitions..........................................     1         1,999
Compensation cost from vesting of stock options issued
  to non-employees......................................                  21
Unrealized holding loss on available-for-sale
  securities............................................                              (643)
Unrealized loss from foreign currency translation
  adjustments...........................................                              (157)
Reclassification adjustment for losses realized in net
  income................................................                                58
Net loss................................................                                         (100,525)
                                                           ---      --------       -------      ---------
BALANCE AT DECEMBER 31, 2000............................    90       388,704           522        (80,612)
Issuance of 33,962 common shares as additional
  consideration in connection with prior period
  acquisition...........................................     1           719
Compensation cost from vesting of stock options issued
  to non-employees......................................                  41
Cumulative effect of change in accounting principle.....                               (15)
Effective portion of change in fair value of interest
  rate swap agreements..................................                            (1,052)
Unrealized loss from foreign currency translation
  adjustments...........................................                               (11)
Reclassification adjustment for losses realized in net
  income................................................                               317
Net loss................................................                                          (50,000)
                                                           ---      --------       -------      ---------
BALANCE AT DECEMBER 31, 2001............................    91       389,464          (239)      (130,612)
Issuance of 80,000 common shares as additional
  consideration in connection with prior period
  acquisition...........................................     1           719
Fair value of warrants issued to banks..................                 574
Compensation cost from vesting of stock options issued
  to non-employees......................................                  11
Reclassification adjustment for losses realized in net
  income................................................                               255
Unrealized loss from foreign currency translation
  adjustments...........................................                              (669)
Net loss................................................                                         (410,957)
                                                           ---      --------       -------      ---------
BALANCE AT DECEMBER 31, 2002............................   $92      $390,768       $  (653)     $(541,569)
                                                           ===      ========       =======      =========

                 See Notes to Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Applied Graphics Technologies, Inc., and its subsidiaries (the "Company") primarily provide digital media asset management services. Through its various divisions and significant operations, including Black Dot Group and Seven Worldwide, the Company offers content management services, broadcast media distribution services, and an array of digital services to retailers, magazine and book publishers, advertising agencies, consumer goods companies, entertainment companies, and automobile manufacturers.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The Company's existing credit facility matures on April 30, 2004, although if the Company and its senior lenders do not consummate a restructuring or recapitalization on or before July 15, 2003, the Company will be in default under its credit facility. Such an event of default will result in the automatic acceleration of amounts outstanding under the Company's credit facility. The Company's ability to continue reporting on a going concern basis is dependent on the ability of the Company to restructure its credit facility or obtain other sources of financing, including a recapitalization, by July 2003, or to obtain a waiver from its senior lenders for the event of default under the credit facility.

     The Company has been pursuing an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of the Company's long-term obligations. One set of discussions with a third party resulted in an offer being made that was accepted by most of the Company's senior lenders, in both number of lenders and dollar amount of commitment, but was rejected by a few of the senior lenders for not containing sufficient consideration. Another third party is currently in discussions with the Company's senior lenders regarding an alternative offer. There can be no assurance that the Company will reach an agreement with its senior lenders to restructure its credit facility or that an overall recapitalization will be achieved before July 2003. In the event that the Company is unable to restructure its credit facility or obtain other sources of financing by July 2003, including an overall recapitalization, the Company will seek to obtain a waiver from its senior lenders for the event of default under the Company's credit facility. There can be no assurance that the Company will be able to obtain such waiver, which would require unanimous approval from the Company's senior lenders.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2002 presentation.

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

     MARKETABLE SECURITIES: Realized gains and losses on marketable securities sold were determined on a specific identification basis and are included in "Other income (expense) -- net" in the Consolidated Statements of Operations. Unrealized gains and losses on investments are included as a component of "Other comprehensive loss," net of any related tax effect. Proceeds from the sale of marketable securities were $1,675 during 2001, which resulted in a realized gain of $665.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

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

     GOODWILL AND OTHER INTANGIBLES: On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized over an estimated useful life, but instead are subject to an annual impairment test. Intangible assets with finite useful lives continue to be amortized over their useful lives. The impairment of goodwill upon the adoption of SFAS No. 142 was reported as a cumulative effect of a change in accounting principle.

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

     FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign operations are translated from the functional currency into United States dollars using the exchange rate at the balance sheet date. Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period. Adjustments resulting from the translation into United States dollars are included as a component of "Other comprehensive loss."

     DERIVATIVE FINANCIAL INSTRUMENTS: Effective January 1, 2001, the Company accounts for its interest rate swap agreements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Accordingly, the fair value of the interest rate swaps are recorded as an asset or liability in the statement of financial position, with the change in fair value reflected as a component of interest expense or other comprehensive income depending on the intended use of the swaps. Prior to January 1, 2001, the effective date of SFAS No. 133, the interest rate swaps were treated as hedges, and amounts receivable or payable under the swaps were recorded as current assets or liabilities, respectively, with gains or losses recognized as an adjustment to interest expense.

     EMPLOYEE STOCK OPTIONS: The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects had the Company accounted for stock-based

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

employee compensation based on the fair value of stock options granted in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is as follows:

                                                       2002        2001       2000
                                                     ---------   --------   ---------
Net loss as reported...............................  $(410,957)  $(50,000)  $(100,525)
Stock-based compensation expense, net of tax,
  included in net loss as reported.................         --         --          --
Stock-based compensation expense, net of tax, under
  fair value method................................     (1,884)    (2,884)     (4,284)
                                                     ---------   --------   ---------
Pro forma net loss.................................  $(412,841)  $(52,884)  $(104,809)
                                                     =========   ========   =========
Basic and diluted loss per share as reported.......  $  (45.02)  $  (5.51)  $  (11.12)
Pro forma basic and diluted loss per share.........  $  (45.23)  $  (5.83)  $  (11.59)

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

     RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. Among other changes, SFAS No. 145 rescinded Statement of Financial Accounting Standards (SFAS) No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from the extinguishment of debt to be aggregated and, if material, to be classified as an extraordinary item, net of related income tax effects. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The primary impact of SFAS No. 145 on the Company is that future gains and losses from the extinguishment of debt will be subject to the criteria of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." Therefore, debt extinguishments in future periods may not be classified as extraordinary items, net of related income tax effects, but instead as a component of income from continuing operations, and previously reported debt extinguishments may be subject to reclassification.

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

     Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," was issued in December 2002, and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for any entity that voluntarily

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

changes to the fair value based method of accounting for stock-based employee compensation. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial condition or results of operations.

     Financial Accounting Standards Board Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. FIN 45 elaborates on certain disclosure requirements and clarifies certain recognition criteria related to guarantees. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002, and the recognition criteria of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The impact of FIN 45 on the Company's financial condition or results of operations is not determinable since FIN 45 primarily impacts guarantees issued or modified in future periods.

3. DISCONTINUED OPERATIONS AND SALE OF BUSINESSES

     On April 10, 2002, the Company sold its publishing business. Net proceeds from the sale were approximately $33,500, of which $31,500 were used to repay term loans outstanding under the Company's credit facility and $2,000 were originally held in escrow under the terms of the sale. The Company received $500 from the escrow in November 2002, with the remaining $1,500 of escrow available to satisfy any claims related to contractual warranties. Any remaining escrow balance will be used to further repay the outstanding borrowings under the Company's credit facility.

     In connection with the Company's adoption of a plan approved by its Board of Directors in June 2000 to sell the publishing business, the results of operations of this business were reported as a discontinued operation in the Company's financial statements in 2000, and included an estimated loss on disposal of $98,280. In April 2002, the Company recognized an additional loss on disposal of the publishing business of $6,943, subject to the settlement of outstanding contingencies. The losses on disposal are included as a component of "Income (loss) from discontinued operations" in the Consolidated Statements of Operations.

     The accompanying financial statements have been presented to reflect the operation of the publishing business as a discontinued operation. The results of operations of the publishing business for the years ended December 31, 2002, 2001, and 2000, are presented as Discontinued Operations in the accompanying Consolidated Statements of Operations as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2002        2001         2000
                                                         ---------   ---------   ----------
Revenues...............................................   $22,083     $77,850     $ 80,313
                                                          =======     =======     ========
Income (loss) from operations before income taxes......   $ 1,814     $ 7,667     $   (386)
Provision (benefit) equivalent to income taxes.........       881       3,094         (283)
                                                          -------     -------     --------
Income (loss) from operations..........................       933       4,573         (103)
Loss on disposal.......................................    (6,943)                 (98,280)
                                                          -------     -------     --------
Income (loss) from discontinued operations.............   $(6,010)    $ 4,573     $(98,383)
                                                          =======     =======     ========

     The results of operations of the publishing business include an allocation of interest expense of $580, $1,295, and $3,847 for the years ended December 31, 2002, 2001 and 2000, respectively. The allocated interest expense consisted solely of the interest expense on the Company's borrowings under its credit facility, which represented the interest expense not directly attributable to the Company's other operations. Interest expense was allocated based on the ratio of the net assets of the discontinued operation to the sum of the consolidated net assets of the Company and the outstanding borrowings under the Company's credit facility.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     In December 2000, the Company sold certain assets that were primarily dedicated to its digital portrait system business for approximately $22,500, and realized a gain of $16,649. In August 2000, the Company sold its events-based digital photography business for $220, and realized a loss of $59 subsequent to incurring an impairment charge of $658 during the year (see Note 6 to the Consolidated Financial Statements). In April 2000, the Company sold its photographic laboratory business for approximately $11,800, and did not realize a gain or loss on the sale of this business. The revenues, gross profit, and operating income from these operations included in the Company's results of operations in 2000 were $23,251, $8,638, and $4,919, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company's intangible assets not subject to amortization under SFAS No. 142 consist entirely of goodwill. Upon the initial application of SFAS No. 142 on January 1, 2002, the Company incurred an impairment charge of $328,529 relating to its goodwill, of which $321,952 related to the Company's content management services business and $6,577 related to the Company's broadcast media distribution services business. The fair value of each reporting unit was determined based on applying a multiple to each reporting unit's earnings before interest, taxes, depreciation, and amortization. The Company reported the impairment charge, net of a tax benefit of $654, as a cumulative effect of a change in accounting principle.

     At December 31, 2002, the Company incurred an additional impairment charge of $71,776 relating to its goodwill, of which $70,135 related to the Company's content management business and $1,641 related to the Company's broadcast media distribution business. The methodology used for this impairment charge was the same as that used upon the initial adoption of SFAS No. 142. The multiples used to determine the fair value of each reporting unit at December 31, 2002, were lower than those used upon the initial adoption of SFAS No. 142 due to a decline in market conditions of the Company's industry and the overall economy.

     In the second quarter of 2002, the Company made a contingent payment totaling $1,440 consisting of $720 in cash and 80,000 shares of common stock as additional consideration for the acquisition of one of its digital services businesses. In June 2002, the Company recognized a charge for the impairment of goodwill for this $1,440 of additional consideration based on the estimated fair value of this business. The impairment charge was determined using the same methodology that the Company used upon the adoption of SFAS No. 142. The Company reviewed the value of the goodwill associated with this business due to having incurred an impairment charge in 2001 related to this business (see Note 6 to the Consolidated Financial Statements).

     The changes in the carrying amount of goodwill during the years ended December 31, 2002 and 2001, were as follows:

                                                    2002                     2001
                                           ----------------------   ----------------------
                                            CONTENT       OTHER      CONTENT       OTHER
                                           MANAGEMENT   OPERATING   MANAGEMENT   OPERATING
                                            SERVICES    SEGMENTS     SERVICES    SEGMENTS
                                           ----------   ---------   ----------   ---------
Balance at beginning of period...........  $ 397,087     $ 8,752     $405,973     $15,716
Impairment losses........................   (392,087)     (9,658)                  (7,176)
Contingent purchase price................                  1,440                    1,440
Amortization.............................                             (11,579)     (1,086)
Other....................................     (5,000)       (534)       2,693        (142)
                                           ---------     -------     --------     -------
Balance at end of period.................  $      --     $    --     $397,087     $ 8,752
                                           =========     =======     ========     =======

     During 2002, goodwill related to the Company's content management business was reduced by $5,000 from the reversal of a tax contingency related to a prior period acquisition.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company's intangible assets subject to amortization under SFAS No. 142 consist entirely of contract acquisition costs, which represent consideration paid by the Company to enter into certain long-term contracts. Contract acquisition costs are amortized on a straight-line basis over the life of the underlying contract, which generally does not exceed five years. The gross carrying amount and accumulated amortization of contract acquisition costs were as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Gross carrying amount.......................................    $ 2,941        $ 2,821
Accumulated amortization....................................     (1,577)        (1,611)
                                                                -------        -------
Net carrying amount.........................................    $ 1,364        $ 1,210
                                                                =======        =======

     The Company incurred an impairment charge of $150 during the third quarter of 2002 for the write off of the unamortized balance of contract acquisition costs related to a customer contract with an affiliate that was terminated prior to its expiration. Such charge is included as a component of "Other impairment charges" in the Consolidated Statement of Operations.

     Amortization expense associated with contract acquisition costs was $342, $798, and $745 for the years ended December 31, 2002, 2001, and 2000, respectively. The estimated amortization expense for each of the next four years is as follows:

2003........................................................  $364
2004........................................................  $364
2005........................................................  $335
2006........................................................  $301

     The adjusted net loss and loss per share for the years ended December 31, 2001 and 2000, reflecting the add back of the amortization of goodwill, were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001         2000
                                                              ----------   -----------
Net loss as reported........................................   $(50,000)    $(100,525)
Add back: Amortization of goodwill -- net of tax............     11,870        13,125
                                                               --------     ---------
Adjusted net loss...........................................   $(38,130)    $ (87,400)
                                                               ========     =========
Loss per share as reported (basic and diluted)..............   $  (5.51)    $  (11.12)
Amortization of goodwill....................................       1.31          1.45
                                                               --------     ---------
Adjusted loss per share (basic and diluted).................   $  (4.20)    $   (9.67)
                                                               ========     =========

5. RESTRUCTURING

     The Company initiated a plan during the third quarter of 2002 (the "2002 Third Quarter Plan") to consolidate its Grand Rapids, MI, and Battle Creek, MI, operations into a new facility in Battle Creek, and to consolidate its Dallas, TX, operation into less space at its existing location.

     In 2001, the Company initiated two separate plans to restructure certain of its operations (the "2001 Second Quarter Plan" and the "2001 Fourth Quarter Plan", respectively). As part of the 2001 Second Quarter Plan, the Company consolidated certain of its content management operations in Chicago into a single facility and relocated one of its content management facilities in New York City. As part of the 2001 Fourth Quarter Plan, the Company consolidated three of its content management operations in Chicago, IL,

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

into a single facility, closed three of its New York metropolitan area content management facilities, with the work being transferred into existing facilities in New Jersey and New York City, and closed five regional content management photo studios, with the work being transferred into existing studios in Chicago and Atlanta, GA. In addition, the Company closed its content management facility in Washington, DC, closed two administrative offices, one in the New York metropolitan area and one in Chicago, and consolidated its content management operations in London into three floors of its existing space.

     In June 2000, the Company closed one of its content management facilities in Atlanta (the "2000 Second Quarter Plan"). In 1999, the Company initiated two separate plans to restructure certain of its operations (the "1999 Third Quarter Plan" and the "1999 Fourth Quarter Plan," respectively). As part of the 1999 Third Quarter Plan, the Company closed a content management facility in Los Angeles, CA, transferring the work to its other Los Angeles facility, and consolidated two of its San Francisco, CA, content management facilities into a single new location. As part of the 1999 Fourth Quarter Plan, the Company closed a content management facility in each of New York City and Chicago, transferring the work to other facilities operated by the Company in those cities, redistributed work among its various New York metropolitan area facilities, and streamlined certain operations in the United Kingdom. In 1998, the Company initiated two separate plans to restructure certain of its operations (the "1998 Second Quarter Plan" and the "1998 Fourth Quarter Plan," respectively). As part of the 1998 Second Quarter Plan, the Company closed a content management facility in each of New Jersey and San Francisco, and vacated a portion of a content management facility in Chicago, transferring the work to other facilities operated by the Company in those areas. As part of the 1998 Fourth Quarter Plan, the Company closed several content management facilities in Chicago, transferring the work to other facilities operated by the Company in that city.

     The results of operations for the years ended December 31, 2002, 2001, and 2000, include restructuring charges (income) as follows:

                                                              2002     2001     2000
                                                             ------   -------   -----
2002 Third Quarter Plan....................................  $2,059
2001 Fourth Quarter Plan...................................   1,481   $13,918
2001 Second Quarter Plan...................................      26     1,703
2000 Second Quarter Plan...................................               428   $ 651
1999 Fourth Quarter Plan...................................     (73)      151    (701)
1999 Third Quarter Plan....................................                      (105)
1998 Fourth Quarter Plan...................................    (134)      (33)    (42)
1998 Second Quarter Plan...................................                        (5)
                                                             ------   -------   -----
Total......................................................  $3,359   $16,167   $(202)
                                                             ======   =======   =====

     The components of the restructuring charges (income) incurred in 2002 were as follows:

                                    2002 THIRD    2001 FOURTH    2001 SECOND    1999 FOURTH    1998 FOURTH
                                   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                   ------------   ------------   ------------   ------------   ------------
Facility closure costs...........     $1,828         $1,355          $(5)           $(60)         $(134)
Employee termination costs.......         76           (162)          31
Abandoned leased equipment.......        155            288                          (13)
                                      ------         ------          ---            ----          -----
Total............................     $2,059         $1,481          $26            $(73)         $(134)
                                      ======         ======          ===            ====          =====

     The charge for employee termination costs related to approximately nine employees for the 2002 Third Quarter Plan. The Company also incurred an impairment charge of $211 related to equipment abandoned in

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

connection with the 2002 Third Quarter Plan. Such charge is included as a component of "Other impairment charges" in the Consolidated Statement of Operations.

     The components of the restructuring charges (income) incurred in 2001 were as follows:

                                   2001 FOURTH    2001 SECOND    2000 SECOND    1999 FOURTH    1998 FOURTH
                                   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                   ------------   ------------   ------------   ------------   ------------
Facility closure costs...........    $10,384         $  884          $428                          $(33)
Employee termination costs.......      3,374            819
Abandoned leased equipment.......        160                                        $151
                                     -------         ------          ----           ----           ----
Total............................    $13,918         $1,703          $428           $151           $(33)
                                     =======         ======          ====           ====           ====

     The charge for employee termination costs related to approximately 235 employees for the 2001 Fourth Quarter Plan and 66 employees for the 2001 Second Quarter Plan. In addition, the loss on disposal of property and equipment of $2,769 in 2001 primarily resulted from the disposal of equipment in connection with the restructuring plans and integration efforts initiated during the year.

     The components of the restructuring charges (income) incurred in 2000 were as follows:

                                   2000 SECOND    1999 FOURTH     1999 THIRD    1998 FOURTH    1998 SECOND
                                   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                   ------------   ------------   ------------   ------------   ------------
Facility closure costs..........       $509          $(812)         $ (70)          $(35)
Employee termination costs......        142            (55)           (35)            (7)
Abandoned leased equipment......                       166                                         $(5)
                                       ----          -----          -----           ----           ---
Total...........................       $651          $(701)         $(105)          $(42)          $(5)
                                       ====          =====          =====           ====           ===

     The charge for employee termination costs related to approximately 37 employees for the 2000 Second Quarter Plan.

     The remaining liability for future payments and the other amounts charged against the respective restructuring liabilities in 2002 and 2001 were as follows:

                                                            2002 THIRD    2001 FOURTH    2001 SECOND
                                                           QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                                           ------------   ------------   ------------
Restructuring charge.....................................                   $13,918         $1,703
Facility closure costs...................................                      (185)          (578)
Employee termination costs...............................                    (1,739)          (531)
                                                                            -------         ------
Balance at December 31, 2001.............................                    11,994            594
Restructuring charge.....................................     $2,059
Facility closure costs...................................       (201)        (3,619)           (31)
Employee termination costs...............................        (70)        (1,325)          (320)
Abandoned leased equipment...............................        (63)          (361)
Adjustment to liability..................................                     1,481             26
                                                              ------        -------         ------
Balance at December 31, 2002.............................     $1,725        $ 8,170         $  269
                                                              ======        =======         ======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                   2000 SECOND    1999 FOURTH     1999 THIRD    1998 FOURTH    1998 SECOND
                                   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2001.......     $ 336          $ 407           $ 7           $ 249          $ 120
Facility closure costs...........      (180)                                         (40)
Abandoned leased equipment.......                     (176)           (7)                          (120)
Adjustment to liability..........       428            151                           (33)
                                      -----          -----           ---           -----          -----
Balance at December 31, 2001.....       584            382            --             176             --
Facility closure costs...........      (175)          (193)                          (42)
Abandoned leased equipment.......                     (104)
Adjustment to liability..........                      (73)                         (134)
                                      -----          -----           ---           -----          -----
Balance at December 31, 2002.....     $ 409          $  12           $--           $  --          $  --
                                      =====          =====           ===           =====          =====

     The number of employees paid during the years ended December 31, 2002, 2001, and 2000 that resulted in a reduction of the various restructuring plans' liabilities for employee termination costs was as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
2002 Third Quarter Plan.....................................    9
2001 Fourth Quarter Plan....................................   98    124
2001 Second Quarter Plan....................................    5     65
2000 Second Quarter Plan....................................                 37
1999 Fourth Quarter Plan....................................                 12
1999 Third Quarter Plan.....................................                  5
1998 Fourth Quarter Plan....................................                 14

     The Company periodically adjusts the liabilities associated with its various restructuring plans to reflect changes in estimates originally made when the plans were initiated. In 2002, the Company adjusted the liability associated with the 2001 Fourth Quarter Plan to reflect additional estimated costs of the Company's future building lease and other rental obligations, partially offset by less than anticipated employee termination costs due to the voluntary resignation of certain employees. Also in 2002, the Company adjusted the liability associated with the 1999 Fourth Quarter Plan and the 1998 Fourth Quarter Plan to reflect favorable settlements on certain building lease obligations.

     In 2001, the Company adjusted the liability associated with the 2000 Second Quarter Plan, the 1999 Fourth Quarter Plan, and the 1998 Fourth Quarter Plan. The adjustments related to changes in estimates of the Company's future building lease and other rental obligations.

     The Company does not anticipate any material adverse effect on its future results of operations from the facility closings since all work performed at such locations has been or will be transferred to its other facilities. The employees terminated under the restructuring plans were principally production workers, sales people, and administrative support staff. The Company completed the 2001 Fourth Quarter Plan during 2002. The Company completed the 2001 Second Quarter Plan during 2001. The Company completed the 1999 Third Quarter Plan, 1999 Fourth Quarter Plan, and the 2000 Second Quarter Plan during 2000. The Company completed both the 1998 Second Quarter Plan and the 1998 Fourth Quarter Plan during 1999. The Company anticipates completing the 2002 Third Quarter Plan by September 30, 2003. The remaining liabilities for these plans primarily represent future rental obligations for abandoned property and equipment.

     The Company is continuing to pursue operating efficiencies and synergies and, as a result, may incur additional restructuring charges.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

6. OTHER IMPAIRMENT CHARGES

     Impairments and other charges for the years ended December 31, 2002, 2001, and 2000, consisted of the following:

                                                              2002    2001     2000
                                                              ----   ------   ------
Impairment of software development projects.................  $322
Impairment of contract acquisition costs....................   150
Impairment of property and equipment........................   211   $1,776   $  583
Impairment of businesses....................................          7,176      658
                                                              ----   ------   ------
Total.......................................................  $683   $8,952   $1,241
                                                              ====   ======   ======

     During 2002, the Company incurred a charge of $322 for the write off of certain software development costs related to projects that are no longer being pursued. In July 2002, the Company incurred a charge of $150 for the write off of the unamortized balance of contract acquisition costs related to a customer contract with an affiliate that was terminated prior to its expiration. The Company also incurred a charge of $211 for the impairment of equipment abandoned in connection with the 2002 Third Quarter Plan.

     In December 2001, the Company incurred an impairment charge of $7,176 primarily related to one of its digital services businesses that experienced a downturn in its operations that was not anticipated to abate in the foreseeable future. Also in December 2001, the Company incurred a charge of $1,776 for the impairment of property and equipment in connection with the 2001 Fourth Quarter Plan.

     In June 2000, the Company incurred a charge of $583 from the impairment of equipment abandoned in connection with the 2000 Second Quarter Plan. In May 2000, the Company commenced a plan to sell its events-based digital photography business. In connection with such action, the Company incurred a charge of $658 for the write down of long-lived assets related to this business. The Company consummated the sale of this business in August 2000 for approximately $220, and realized a loss of $59. The revenues, negative gross profit, and operating loss from this business included in the Company's results of operations for the year ended December 31, 2000, were $590, $168, and $722, respectively.

7. INVENTORY

     The components of inventory at December 31 were as follows:

                                                               2002      2001
                                                              -------   -------
Work-in-process.............................................  $14,554   $12,465
Raw materials...............................................    2,054     2,372
                                                              -------   -------
Total.......................................................  $16,608   $14,837
                                                              =======   =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

8. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 consisted of the following:

                                                                2002       2001
                                                              --------   --------
Land........................................................  $  4,675   $  4,675
Machinery and equipment.....................................    71,898     74,845
Buildings and improvements..................................    27,979     26,198
Furniture and fixtures......................................    10,339      8,561
Licenses and software.......................................    18,612     18,774
Construction in progress....................................     1,960      2,025
                                                              --------   --------
Total.......................................................   135,463    135,078
Less accumulated depreciation and amortization..............    78,557     71,771
                                                              --------   --------
Net.........................................................  $ 56,906   $ 63,307
                                                              ========   ========

9. ACCRUED EXPENSES

     Accrued expenses at December 31 consisted of the following:

                                                               2002      2001
                                                              -------   -------
Salaries and benefits.......................................  $21,753   $16,758
Accrued commissions.........................................    3,614     3,954
Accrued customer rebates....................................    4,436     3,355
Accrued interest............................................    2,996     2,540
Other operating accruals....................................   24,578    23,423
                                                              -------   -------
Total.......................................................  $57,377   $50,030
                                                              =======   =======

10. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                2002       2001
                                                              --------   --------
Variable rate term loans....................................  $124,698   $168,156
Variable rate line of credit................................    24,391     26,000
6.5% IDA bond due 2004......................................       900        900
Other.......................................................        19         84
                                                              --------   --------
Total.......................................................  $150,008   $195,140
                                                              ========   ========

     The Company entered into its current credit facility, which consists of three term loans and a revolving credit line, in 1999 to finance certain acquisitions. Borrowings under the credit facility are secured by all of the inventory, receivables, and real and personal property of the Company and certain of its subsidiaries. Interest rates on funds borrowed under the credit facility varied from either LIBOR or the prime rate in effect at the time of the borrowing, plus a factor. The Company is also required to pay a commitment fee of 0.5% of unused borrowings under the revolving credit line. Commitment fees are included as a component of interest expense.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The terms of the Company's credit facility contain certain milestones in connection with raising amounts to repay borrowings. The consummation of the sale of the publishing business in April 2002 satisfied one such milestone and resulted in the elimination of a previous increase in interest rates of 100 basis points that had been in effect since January 1, 2002. The Company did not satisfy two other milestones with deadlines of February 28, 2002, and April 30, 2002. Not satisfying the first milestone resulted in a fee of $500 being paid to the Company's lenders. Not satisfying the second milestone resulted in, effective May 1, 2002, an increase in interest rates of 100 basis points and the issuance of warrants with an exercise price of $0.01 to the Company's lenders to purchase 453,377 shares of the Company's common stock. Such warrants, which became exercisable on January 15, 2003, had a fair value of $404 on the date of issuance. The warrants were recorded as deferred financing costs, which are being amortized over the remaining term of the Company's credit facility and, since the warrants are to be settled in shares of the Company's common stock, as an increase in additional paid-in capital.

     In March 2002, the Company entered into an amendment to its credit facility (the "Sixth Amendment") that extended the maturity through April 2003. In connection with the Sixth Amendment, the Company incurred fees of $250 and became obligated to issue additional warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock if a definitive agreement for an overall restructuring of the credit facility was not reached by September 30, 2002. Such warrants, which were exercisable immediately upon issuance in October 2002, had a fair value of $170. These warrants were accounted for in the same manner as the warrants issued in May 2002.

     The Company entered into an amendment to its credit facility in July 2001 (the "Fifth Amendment") that, among other changes, accelerated the maturity to January 2003. As a result of the substantial modifications to the principal payment schedule resulting from the Fifth Amendment, the Company's financial statements reflect an extinguishment of old debt and the incurrence of new debt. Accordingly, the Company recognized a loss on extinguishment of $3,410, net of taxes of $2,451, as an extraordinary item. The Company also incurred additional fees of $906 in 2001 in connection with the Fifth Amendment, which were deferred and are being included as a component of interest expense over the remaining term of the credit facility.

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

     The Company was in compliance with all covenants at December 31, 2002. Based on current projections, the Company believes it will be able to remain in compliance with the covenant requirements through 2003, although there can be no assurance that such compliance will be maintained.

     At December 31, 2002, $162,214 was outstanding under the Company's credit facility, of which $24,391 was outstanding under the revolving credit line and $137,823 was outstanding under the term loans. The average variable rate on borrowings under the Company's credit facilities for the years ended December 31, 2002, 2001, and 2000, was 7%, 8%, and 10%, respectively. The Company is prohibited from paying dividends on its common stock under the terms of the credit facility.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The principal payments on debt are due as follows:

2003........................................................   $ 13,632
2004........................................................    150,008
                                                               --------
Total.......................................................    163,640
Less current portion........................................     13,632
                                                               --------
Total long-term debt........................................   $150,008
                                                               ========

     In April 2003, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") that extended the maturity of the credit facility through April 2004. In connection with the Amended Credit Agreement, the Company incurred fees totaling $2,000 to be paid quarterly and issued immediately exercisable warrants with an exercise price of $0.01 per share to its lenders to purchase 453,378 shares of the Company's common stock. As part of the Amended Credit Agreement, the Company agreed that the failure of the Company and its senior lenders to consummate a restructuring or recapitalization on or before July 15, 2003, will constitute an event of default. Such an event of default will result in the automatic acceleration of amounts outstanding under the Amended Credit Agreement. Also as part of the Amended Credit Agreement, the Company agreed that in addition to scheduled principal payments, it would permanently repay $20,000 of borrowings by December 31, 2003. Failure to repay such borrowings would not constitute an event of default, but would result in the Company paying additional fees of $2,000 to its lenders upon maturity of the credit facility. Additionally, under the Amended Credit Agreement, maximum availability under the Company's revolving credit line was reduced from $66,000 to $63,500, and will be further reduced to $62,500 on July 1, 2003, $60,500 on October 1, 2003, and $60,000 on January 1, 2004, Also,
the ability to borrow funds at interest rates based on LIBOR was restricted to only those periods in which the Company's trailing twelve-month EBITDA (as defined in the Amended Credit Agreement) exceeds $50,000. The Company does not anticipate exceeding this EBITDA threshold, and therefore the Amended Credit Agreement effectively requires the Company to borrow funds at interest rates based on the prime rate for the foreseeable future. The Company does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity.

     In order to avoid an event of default under the Amended Credit Agreement, the Company continues to negotiate with its senior lenders to consummate a restructuring or recapitalization by July 2003. Any such restructuring or recapitalization would most likely require an amendment or a repurchase at a significant discount of the Company's subordinated notes. There can be no assurances that the Company will reach an agreement with its senior lenders before July 2003. The Company is also seeking other sources of financing, including an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of amounts due to the lenders for amounts borrowed under the credit facility, amounts due to holders of the Company's subordinated notes, and amounts due to holders of preference shares of a subsidiary of the Company. One such set of discussions with a third party resulted in an offer being made that was accepted by most of the Company's senior lenders, in both number of lenders and dollar amount of commitment, but was rejected by a few of the senior lenders for not containing sufficient consideration. The Company, however, continues to seek an overall recapitalization, and another third party is currently in discussions with the Company's senior lenders regarding an infusion of equity and the settlement of their debt obligations at a significant discount. There can be no assurances as to the terms or the success of any recapitalization, including the amount of new equity and the amount of capital stock to be issued in connection therewith. The potential impact of any such recapitalization on the holders of the Company's presently outstanding common stock is similarly unknown at this time.

     In the event that the Company is unable to restructure its credit facility or obtain other sources of financing by July 2003, including an overall recapitalization, the Company will seek to obtain a waiver from its

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

senior lenders for the event of default under the Amended Credit Agreement. There can be no assurances that the Company will be able to obtain such waiver, which would require unanimous approval from the Company's senior lenders.

11. DERIVATIVES

     In accordance with the terms of its credit facility, the Company originally entered into four interest rate swap agreements with an aggregate notional amount of $90,000, one of which expired in August 2001 (the "August 2001 Swap"), one of which expired in December 2001 (the "December 2001 Swap") (together, the "2001 Swaps"), and two of which expire in August 2003 (the "2003 Swaps") (collectively, the "Swaps"). The 2003 Swaps have an aggregate notional amount of $50,000. Under the 2003 Swaps, the August 2001 Swap, and the December 2001 Swap, the Company paid a fixed rate of 5.798%, 5.69%, and 6.45%, respectively, per annum on a quarterly basis and was paid a floating rate based on the three-month LIBOR rate in effect at the beginning of each quarterly payment period. Through December 31, 2000, the Company accounted for the Swaps as hedges against the variable interest rate component of the Company's credit facility.

     On January 1, 2001, the Company adopted SFAS No. 133, as amended and interpreted. In accordance with the provisions of SFAS No. 133, the Company designated the Swaps as cash flow hedging instruments of the variable interest rate component of the Company's credit facility. Upon the adoption of SFAS No. 133, the fair value of the Swaps, a net loss of $26, was recognized in "Other noncurrent liabilities" and reflected, net of tax, as a cumulative effect of a change in accounting principle in "Other comprehensive loss." As designated hedging instruments, the change in fair value of the Swaps representing their ineffectiveness was recognized as a component of interest expense in the Consolidated Statement of Operations. The remaining change in fair value, which represented the effective portion of the Swaps, was recognized as a component of "Other comprehensive loss."

     All previous hedging relationships terminated as a result of the debt extinguishment recorded by the Company in connection with the Fifth Amendment. Accordingly, the loss in "Accumulated other comprehensive loss" of $1,052 pertaining to the Swaps on the effective date of the Fifth Amendment is being reclassified into earnings over the shorter of the remaining term of the individual Swaps or the remaining term of the Company's credit facility. Subsequent to the effective date of the Fifth Amendment, the 2003 Swaps did not qualify for future hedge accounting, and the Company did not redesignate the 2001 Swaps as hedges. Therefore, all changes in fair value of the Swaps subsequent to the termination of the hedging relationships have been and will be included as a component of interest expense. The Company expects $21 of the loss in "Accumulated other comprehensive loss" to be reclassified into earnings in January 2003.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The fair value of the Company's interest rate swaps was a net loss of $1,403 and $2,235 at December 31, 2002 and 2001, respectively. The Company recognized as a component of interest expense a non-cash benefit of $396 and a non-cash charge of $1,763 for the years ended December 31, 2002 and 2001, respectively, which consisted of the following:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2002     2001
                                                              -----   ------
Change in fair market value of swaps not designated as
  hedges....................................................  $(832)  $  331
Ineffectiveness of swaps designated as hedges...............              79
Reclassification of loss in "Accumulated other comprehensive
  loss".....................................................    397    1,369
Reclassification of cumulative effect recorded upon adoption
  of SFAS No. 133...........................................     39      (16)
                                                              -----   ------
Total charge (benefit)......................................  $(396)  $1,763
                                                              =====   ======

12.  SUBORDINATED NOTES AND MINORITY INTEREST

     At the time of the acquisition by the Company of Wace Group Limited ("Wace") on May 21, 1999, Wace had L39,164, or approximately $62,733, of 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares") outstanding. The Preference Shares carry the right to a fixed cumulative preferential dividend of 8% and are redeemable on July 31, 2005, subject to the availability of distributable reserves. On July 5, 1999, the Company offered each holder of the Preference Shares the right to exchange such Preference Shares, at an equivalent nominal rate, for subordinated notes issued by the Company (the "Subordinated Notes"). As of December 31, 2002, L18,574, or approximately $29,894, of the Preference Shares had been exchanged for Subordinated Notes. The Subordinated Notes, which bear interest at a fixed annual rate of 10% and mature on October 31, 2005, are subject to redemption by the Company at any time after July 31, 2000. The initial redemption premium is 4% and decreases in 0.5% increments every six months until July 31, 2005, at which time the Subordinated Notes are redeemable at par. The Subordinated Notes are listed on the London Stock Exchange.

     The Company recorded dividends of $2,476, $2,373, and $2,500 on the Preference Shares for the years ended December 31, 2002, 2001, and 2000, respectively, which are reflected as "Minority interest" in the Consolidated Statements of Operations. Due to the lack of distributable reserves in Wace, the Company is prohibited from making, and has not made, a dividend payment on the Preference Shares since July 1999. Accrued dividends totaling $9,064 and $5,794 are included as part of "Minority Interest" in the Consolidated Balance Sheets at December 31, 2002 and 2001, respectively. The Company incurred interest expense of $2,791, $2,675, and $2,814 on the Subordinated Notes for the years ended December 31, 2002, 2001, and 2000, respectively.

     As part of its overall effort to restructure its debt, the Company initiated a tender offer in July 2002 to acquire all of the outstanding Subordinated Notes for an aggregate purchase price of $3,000. The tender offer did not succeed and lapsed on August 27, 2002, with none of the tendered Subordinated Notes being accepted by the Company for payment. Consequently, the semi-annual interest payment on the Subordinated Notes, which was due on July 31, 2002, but was not paid by the Company while the tender offer remained open, was paid on August 30, 2002. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period. In connection with the lapsed tender offer, the Company incurred expenses of $297 that are included as a component of "Other income (expense)" in the Consolidated Statement of Operations for the year ended December 31, 2002.

     In connection with the Company's discussions with third parties regarding an infusion of outside equity, the Company did not pay the semi-annual interest payment on the Subordinated Notes due on January 31,

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

2003, until February 28, 2003. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period.

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

     Future minimum rental payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2003........................................................   $448      $15,770
2004........................................................    197       12,615
2005........................................................     22       10,799
2006........................................................               8,208
2007........................................................               5,927
Later years.................................................              23,046
                                                               ----      -------
Total minimum lease payments................................    667      $76,365
                                                                         =======
Less imputed interest.......................................     45
                                                               ----
Present value of minimum lease payments.....................    622
Less current portion........................................    418
                                                               ----
Long-term obligation under capital leases...................   $204
                                                               ====

     Assets recorded under capital leases are included in property, plant, and equipment as follows:

                                                               2002     2001
                                                              ------   ------
Machinery and equipment.....................................  $4,235   $4,471
Less accumulated depreciation...............................   3,576    3,218
                                                              ------   ------
Net.........................................................  $  659   $1,253
                                                              ======   ======

     Total rental expense under operating leases amounted to $19,018, $24,587, and $23,657, for the years ended December 31, 2002, 2001, and 2000, respectively.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

14.  INCOME TAXES

     The components of the provision (benefit) for income taxes were as follows:

                                                          2002       2001      2000
                                                         -------   --------   -------
CURRENT:
  Federal..............................................  $(4,704)  $(11,041)  $ 1,900
  State................................................      (32)    (1,448)    1,005
  Foreign..............................................    1,622      3,544     3,054
                                                         -------   --------   -------
Total current..........................................   (3,114)    (8,945)    5,959
                                                         -------   --------   -------
DEFERRED:
  Federal..............................................      880         62     5,849
  State................................................    1,297        637     1,685
  Foreign..............................................      294     (1,952)   (1,181)
                                                         -------   --------   -------
Total deferred.........................................    2,471     (1,253)    6,353
                                                         -------   --------   -------
TAX BENEFITS INCLUDED ABOVE NOT IMPACTING PROVISION:
  Federal..............................................                 116       116
  State................................................                  26        26
                                                                   --------   -------
Total tax benefits not impacting provision.............                 142       142
                                                                   --------   -------
Total provision (benefit) for income taxes.............  $  (643)  $(10,056)  $12,454
                                                         =======   ========   =======

     The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

                                                          2002       2001      2000
                                                        --------   --------   -------
Taxes at statutory rate...............................  $(26,334)  $(20,596)  $ 4,484
State income taxes, net of Federal tax benefit........       822       (509)    1,766
Amortization and impairment of nondeductible
  goodwill............................................    24,409      6,082     3,718
Additional Federal tax on foreign earnings............                1,147     1,295
Foreign taxes in excess of (less than) statutory
  rate................................................       144      1,253      (220)
Meals and entertainment expenses......................       451        507       602
Other -- net..........................................      (135)     2,060       809
                                                        --------   --------   -------
Provision (benefit) for income taxes..................  $   (643)  $(10,056)  $12,454
                                                        ========   ========   =======
Federal statutory rate................................     35.00%     35.00%    35.00%
Effective rate........................................      0.86%     17.09%    97.21%

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company generated income (loss) from continuing operations before provision for income taxes and minority interest for the years ended December 31, 2002, 2001, and 2000 as follows:

                                                          2002       2001      2000
                                                        --------   --------   -------
Domestic..............................................  $(73,135)  $(59,806)  $ 9,645
Foreign...............................................    (2,104)       960     3,167
                                                        --------   --------   -------
Total.................................................  $(75,239)  $(58,846)  $12,812
                                                        ========   ========   =======

     The components of the net deferred tax asset at December 31 were as follows:

                                                               2002      2001
                                                              -------   -------
Deferred tax assets:
Accounts receivable.........................................  $ 2,093   $ 5,860
Inventory...................................................       39       623
Property, plant, and equipment..............................    2,373     4,448
Other assets................................................   14,548
Other liabilities...........................................   14,901    18,307
Net operating loss carryforward.............................   10,651     7,582
                                                              -------   -------
Total deferred tax assets...................................   44,605    36,820
                                                              -------   -------
Deferred tax liabilities:
Prepaid expenses............................................      617       715
Accrued expenses............................................   10,592     9,826
Other assets................................................              6,229
                                                              -------   -------
Total deferred tax liabilities..............................   11,209    16,770
                                                              -------   -------
Net deferred tax asset before valuation allowance...........   33,396    20,050
Valuation allowance on deferred tax assets..................   17,539
                                                              -------   -------
Net deferred tax asset......................................  $15,857   $20,050
                                                              =======   =======

     The Company has a net operating loss carryforward of $25,475 at December 31, 2002, of which $5,829 expires in 2021 and $19,646 expires in 2022. The Company also has a capital loss carryforward of $3,470 relating to the sale of its publishing business in April 2002 that expires in 2007. Based on its most recent projections, the Company does not believe that it is more likely than not that the benefit associated with the deferred tax assets will be entirely realized in future periods. Accordingly, the Company established a valuation allowance in the amount of $17,539, of which $16,152 was included as part of the cumulative effect of a change in accounting principle and $1,387, which related to the capital loss carryforward, was included as part of the results of discontinued operations.

15. STOCK OPTIONS

     The Company has granted stock options under plans adopted in 1996 (the "1996 Plans") and a plan adopted in 1998 (the "1998 Plan"). Under the 1996 Plans, options to purchase common stock of the Company were granted to key employees of the Company and its affiliates. Options granted to employees under the 1996 Plans have a term of ten years and initially became exercisable over a five-year period in varying amounts, but in no event less than 5% or more than 25% in any year for any individual optionee. In May 2000, all outstanding employee option grants under the 1996 Plans were amended to provide for ratable

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

vesting over the five-year period. Also under the 1996 Plans, options were granted to members of the Board of Directors who were not employees. Under the 1996 Plans, newly appointed nonemployee directors were granted 10,000 options that vested ratably over a two-year period, and on each anniversary of their appointment were granted an additional 2,000 options that were fully vested on the grant date. All options granted to nonemployee directors under the 1996 Plans had an exercise price equal to the fair market value on the grant date and have a term of ten years. The 1996 Plans provided for a maximum of 1,680,000 shares of the Company's common stock to be available for issuance upon exercise of options.

     As of the adoption of the 1998 Plan, no further grants were made under the 1996 Plans. The 1998 Plan allows for the granting of options to purchase common stock of the Company to employees of the Company and its affiliates, nonemployee directors, and independent contractors. Options are granted under the 1998 Plan to members of the Board of Directors who are not employees of the Company or any of its affiliates in the same manner as under the provisions of the 1996 Plans. Options granted under the 1998 Plan have a term of ten years unless a shorter term is established at the date of grant. Initially, options granted under the 1998 Plan vested over a five-year period and, unless an alternative vesting schedule was established in individual award agreements, vested 20% on the first anniversary of the grant date, 5% on each of the second through fourth anniversaries of the grant date, and 65% on the fifth anniversary of the grant date. In May 2000, the 1998 Plan was amended to change the standard vesting schedule on future grants to be ratable over a five-year period unless an alternative vesting schedule is established in individual award agreements. In addition, in May 2000, all outstanding grants under the 1998 Plan were amended to provide for ratable vesting over a five-year period. The 1998 Plan provides for a maximum of 2,800,000 shares of the Company's common stock to be available for issuance upon exercise of options. At December 31, 2002, approximately 123,000 shares remained available for the issuance of stock options.

     Information relating to activity in the Company's stock option plans is summarized in the following table. All option grants included in the following table had exercise prices equal to market price.

                                                                   WEIGHTED       WEIGHTED
                                                    NUMBER OF      AVERAGE        AVERAGE
                                                     SHARES     EXERCISE PRICE   FAIR VALUE
                                                    ---------   --------------   ----------
Options outstanding at January 1, 2000............  1,757,840       $44.78
Options granted...................................    596,000       $12.28         $9.81
Options forfeited.................................   (286,840)      $55.23
                                                    ---------
Options outstanding at December 31, 2000..........  2,067,000       $33.96
Options granted...................................  1,209,000       $ 3.43         $2.78
Options forfeited.................................   (636,367)      $20.46
                                                    ---------
Options outstanding at December 31, 2001..........  2,639,633       $23.23
Options granted...................................    948,000       $ 0.42         $0.37
Options forfeited.................................   (565,200)      $31.16
                                                    ---------
Options outstanding at December 31, 2002..........  3,022,433       $14.59
                                                    =========
Options exercisable at December 31, 2000..........    818,400       $39.90
                                                    =========
Options exercisable at December 31, 2001..........  1,063,060       $37.34
                                                    =========
Options exercisable at December 31, 2002..........  1,706,627       $21.00
                                                    =========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Information relating to options outstanding at December 31, 2002, is summarized as follows:

                                           OUTSTANDING                        EXERCISABLE
                            -----------------------------------------   ------------------------
RANGE OF                              WEIGHTED AVG.    WEIGHTED AVG.              WEIGHTED AVG.
EXERCISE PRICES             OPTIONS   EXERCISE PRICE   REMAINING LIFE   OPTIONS   EXERCISE PRICE
---------------             -------   --------------   --------------   -------   --------------
$0.41 - $0.90.............  948,000       $ 0.42            9.37        410,000       $ 0.41
$1.65 - $7.66.............  975,833       $ 3.60            8.18        378,667       $ 3.81
$12.97 - $17.66...........  295,000       $13.02            7.35        198,000       $13.04
$26.41 - $41.25...........  353,400       $30.02            3.33        353,000       $30.01
$56.25....................  440,200       $56.25            5.75        356,960       $56.25
$98.13....................   10,000       $98.13            1.30         10,000       $98.13

     The Company accounts for the issuance of stock options to employees and nonemployee directors in accordance with the provisions of APB No. 25, which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. There was no compensation cost recognized by the Company on the options granted to employees and nonemployee directors for the years ended December 31, 2002, 2001, and 2000.

     The Company accounts for the issuance of stock options to nonemployees, other than directors, in accordance with the provisions of SFAS No. 123, which requires the cost of a transaction to be measured at the date of grant based on the fair value of the options granted. SFAS No. 123 also provides for an alternative measurement of compensation cost based on the fair value of the options granted to employees and directors. The fair value of an option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant dates using the Black-Scholes option-pricing model. During 2001, the Company granted 30,000 options with a three-year vesting period to employees of its affiliates who provide legal support services. The fair value of these option grants of approximately $86 is being recognized as compensation expense over the vesting period. In addition, during 2001 the Company granted 20,833 options with a fair value of $8 to a nonemployee director for consulting services. For the years ended December 31, 2002, 2001, and 2000, the Company incurred $11, $41, and $21, respectively, of compensation expense related to all nonemployee option grants.

     The following weighted average assumptions were used in calculating the fair value of options granted:

                                                         2002        2001        2000
                                                       ---------   ---------   ---------
Risk-free interest rate..............................       3.64%       5.84%       5.89%
Expected life........................................  7.0 years   7.0 years   7.0 years
Expected volatility..................................     1.1393      0.9022      0.8669
Expected dividend yield..............................          0%          0%          0%

16. EARNINGS PER SHARE

     Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders. The number of common shares used in

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000, including pro forma computations, are summarized as follows:

                                                        2002        2001        2000
                                                      ---------   ---------   ---------
Basic and Diluted:
  Weighted average issued shares outstanding........  9,112,000   9,059,000   9,030,000
  Contingently issuable common shares not issued....     16,000       9,000      10,000
                                                      ---------   ---------   ---------
Weighted average shares outstanding -- Basic and
  Diluted...........................................  9,128,000   9,068,000   9,040,000
                                                      =========   =========   =========

     The number of shares used in the calculation of diluted earnings per share for the year ended December 31, 2002, excludes approximately 323,000 incremental shares related to stock options and warrants. Such incremental shares are excluded from the calculation of diluted earnings per share due to their antidilutive effect.

17. RELATED PARTY TRANSACTIONS

     At December 31, 2002, Applied Printing Technologies, L.P. ("Applied Printing"), an entity beneficially owned by Fred Drasner, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Mortimer B. Zuckerman, the former Chairman of the Board of Directors and a director of the Company, owned approximately 22.0% of the Company's outstanding common stock. The Company conducted business with Applied Printing and other affiliates beneficially owned by Mr. Drasner and Mr. Zuckerman, including the Daily News, L.P. (the "Daily News") and U.S. News & World Report, L.P. ("U.S. News"). The Company does not guarantee any arrangements on behalf of its affiliates and has not entered into any transactions with affiliates outside of the normal course of business other than those disclosed.

     DUE TO/FROM AFFILIATES -- Affiliates owed the Company $405 and $4,028 at December 31, 2002 and 2001, respectively, representing trade receivables. The Company owed affiliates $442 and $1,278 at December 31, 2002 and 2001, respectively.

     AFFILIATE SALES AND PURCHASES -- The Company provided content management and digital services to U.S. News, the Daily News, and Applied Printing primarily pursuant to written agreements. The Company also occasionally provides services to and purchases services from related parties in addition to those services covered by these agreements. Sales to and purchases from related parties for the years ended December 31, 2002, 2001, and 2000, were as follows:

                                                             2002     2001     2000
                                                            ------   ------   -------
Affiliate sales...........................................  $4,974   $9,307   $11,401
Affiliate purchases.......................................  $  423   $  868   $   715

     Sales to affiliates represented 1.2%, 2.0%, and 2.0%, of the Company's revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

     SHARED SERVICES -- The Company receives certain legal, computer, and administrative services from the Daily News and U.S. News. For such services, the Company incurred charges of $970, $1,454, and $1,138, for the years ended December 31, 2002, 2001, and 2000, respectively.

     LEASES -- The Company leased office space in Washington, D.C., from U.S. News for which it incurred charges of $47, $275, and $267, for the years ended December 31, 2002, 2001, and 2000, respectively. The lease for this space was terminated in February 2002 in connection with the termination of the agreement with U.S. News to provide services. The Company leased a facility in New York City from the Daily News for the years ended December 31, 2002 and 2001, and a portion of the year ended December 31, 2000, for which the Company incurred charges of $104, $101, and $15, respectively. The Company also incurred charges with

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

U.S. News of $390, $360, and $220 for the years ended December 31, 2002, 2001, and 2000, respectively, for leasing additional space used by the Company at its corporate headquarters in New York City. The Company also incurred charges with Applied Printing of $71 in 2001 for leasing certain office space and equipment.

18. RETIREMENT PLANS

     The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pretax and after-tax basis. Company contributions vest ratably over each of the first five years of service. The Company also has other various defined contribution plans covering employees at certain acquired operations who meet certain eligibility requirements. Company contributions to all plans totaled $2,746, $3,736, and $3,278 for the years ended December 31, 2002, 2001, and 2000, respectively.

     The Company also contributes to various multi-employer benefit plans that cover employees pursuant to collective bargaining agreements. The total contributions to multi-employer plans charged to operations for the years ended December 31, 2002, 2001, and 2000, were $553, $620, and $807, respectively.

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

20. GUARANTEES

     In connection with the acquisition of Wace in May 1999, the Company assumed an obligation to indemnify the purchaser of a business formerly owned by Wace for certain tax positions taken in the United Kingdom related to such business. If the tax authorities in the United Kingdom rule against the position taken by Wace, the Company would be required to reimburse the purchaser for the additional tax due for the periods such business was owned by Wace. The maximum amount for which the Company may be held liable is approximately $6,200. The Company has recorded a liability of approximately $2,200 related to this matter, which is included as part of "Other current liabilities" in the Consolidated Balance Sheet at December 31, 2002. Additionally, at the time of the sale, Wace established an escrow fund related to this matter, which had a balance of $6,400 at December 31, 2002.

     In connection with the sales of certain businesses formerly owned by the Company, the Company agreed to indemnify the respective purchasers for breaches of certain standard representations and warranties, including tax and environmental matters. In the event any such indemnification obligation were to be triggered, the Company may be liable to the extent that the damages incurred by the purchaser exceed certain thresholds contained in the sale agreements. There is no limit on the Company's maximum exposure for these matters. The Company has recorded a liability of $1,500 related to such potential contingencies on the sale of its publishing business, which is included as part of "Other current liabilities" in the Consolidated Balance Sheet at December 31, 2002. At the time of the sale of its publishing business, the Company established an escrow fund for such contingencies, which had a balance of $1,500 at December 31, 2002.

     The Company has entered into subleases with third parties relating to properties no longer occupied and equipment no longer used by the Company. Under certain of these subleases, the third party remits payment directly to the landlord or lessor, although the Company remains the primary obligor for the lease payments. If any of these third parties ceased to remit payment directly to the landlord or lessor, the Company would be liable to make such payments. The maximum potential amount for which the Company can be held liable is approximately $4,900. The Company has recorded a liability of approximately $1,000 related to these

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

subleases, which is included as part of "Other current liabilities" in the Consolidated Balance Sheet at December 31, 2002.

21. CONCENTRATION OF CREDIT RISK

     Other than interest rate swap agreements (see Note 11 to the Consolidated Financial Statements), financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions.

     The Company provides credit to customers on an uncollateralized basis after evaluating customer creditworthiness. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the publishing, advertising agency, entertainment, and retailing businesses. The Company's five largest nonaffiliated customers provided 36%, 33%, and 28% of revenues for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, amounts due from these customers represented 33% and 31% of trade accounts receivable at December 31, 2002 and 2001, respectively. The Company's two largest customers are Sears Roebuck & Co. ("Sears") and Kmart Corporation ("Kmart"). For the years ended December 31, 2002, 2001, and 2000, revenues from Sears represented approximately 11.5%, 11.3%, and 9.1%, respectively, and revenues from Kmart represented approximately 11.8%, 11.1%, and 8.3%, respectively, of the Company's consolidated revenues.

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

22. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes were as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Interest paid...........................................  $18,160   $22,682   $29,993
Income taxes paid (refunded) -- net.....................  $(4,993)  $(1,330)  $(5,847)

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     Noncash investing and financing activities were as follows:

                                                               2002    2001    2000
                                                              ------   ----   ------
Common stock issued as additional consideration for prior
  period acquisitions.......................................  $  720   $720   $2,000
Vesting of stock options issued to non-employees............  $   11   $ 41   $   21
Warrants issued to banks....................................  $  574
Reduction of goodwill from reversal of tax contingency
  related to prior period acquisition.......................  $5,000
Reduction of goodwill from amortization of excess tax
  deductible goodwill.......................................           $142   $  142
Additions to intangible assets for contingent payments......                  $2,234
Exchange of Preference Shares for Subordinated Notes........                  $   68

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amount and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
ASSETS:
Cash and cash equivalents..................  $  4,724    $  4,724    $  4,949    $  4,949
Other current assets.......................  $  1,166    $  1,166    $  1,601    $  1,601
LIABILITIES:
Long-term debt.............................  $163,640    $163,629    $209,520    $209,407
Subordinated notes.........................  $ 29,894    $  5,231    $ 27,012    $  4,052
Minority interest..........................  $ 42,045    $ 27,361    $ 38,776    $ 24,243
Obligations under capital leases...........  $    622    $    608    $  1,611    $  1,557
Interest rate swap agreements..............  $  1,403    $  1,403    $  2,235    $  2,235

     The following methods and assumptions were used to estimate the fair value of financial instruments presented above:

     CASH AND CASH EQUIVALENTS -- the carrying amount is a reasonable approximation of fair value.

     OTHER CURRENT ASSETS -- the carrying amount of non-trade accounts receivable is a reasonable approximation of fair value.

     LONG-TERM DEBT -- the fair value of notes payable, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its credit facility. The carrying amount of the amounts outstanding under the Company's credit facility is a reasonable approximation of fair value since it is a variable-rate obligation.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     SUBORDINATED NOTES -- the fair value of the Subordinated Notes at December 31, 2002 and 2001, is estimated based on quoted market prices.

     MINORITY INTEREST -- the fair value of the Preference Shares is estimated by discounting the future stream of payments using the rate at which the Company can currently obtain funds under its credit facility.

     OBLIGATIONS UNDER CAPITAL LEASES -- the fair value of obligations under capital leases, including the current portion, is estimated by discounting the future streams of payments using the rate at which the Company can currently obtain funds under its credit facility.

     INTEREST RATE SWAP AGREEMENTS -- the fair value of the interest rate swap agreements is the estimated amount the Company would receive or have to pay to terminate the agreements.

24. SEGMENT INFORMATION

     The Company has determined that its only reportable segment is content management services. The content management services segment provides creative and editorial design services and prepress services, which combine text with pictures and graphics into page layout format for reproduction. The Company provides content management services to retailers, magazine and book publishers, advertising agencies, consumer goods companies, entertainment companies, and automobile manufacturers.

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

     The Company previously reported its publishing business as a reportable segment. This segment, which sells greeting cards, calendars, art prints, and other wall decor products to mass-market merchants, card shops, bookstores, art galleries, designers, and framers, was sold in April 2002 and is reported as a discontinued operation (see Note 3 to the Consolidated Financial Statements).

     The Company measures profit or loss of its segments based on operating income. Operating income for segments excludes amortization of intangible assets, gain (loss) on disposal of property and equipment, gain on sale of businesses, restructuring income (charges), and impairment charges. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the Consolidated Financial Statements.

     Segment information relating to results of continuing operations was as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Revenue:
Content Management Services..........................  $394,300   $441,122   $515,571
Other operating segments.............................    29,556     27,166     50,969
                                                       --------   --------   --------
Total................................................  $423,856   $468,288   $566,540
                                                       ========   ========   ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                         2002       2001       2000
                                                       --------   --------   --------
Operating Income (Loss):
Content Management Services..........................  $ 46,233   $ 38,097   $ 61,809
Other operating segments.............................     2,504     (1,177)     7,608
                                                       --------   --------   --------
Total................................................    48,737     36,920     69,417
Other business activities............................   (26,359)   (32,206)   (33,669)
Amortization of intangibles..........................      (342)   (13,463)   (13,334)
Gain (loss) on disposal of property and equipment....      (230)    (2,769)     2,327
Gain on sale of businesses...........................                          16,590
Interest expense.....................................   (19,027)   (24,032)   (28,428)
Interest income......................................       399        615        794
Other income (expense)...............................    (1,159)     1,208        154
Restructuring (charges) income.......................    (3,359)   (16,167)       202
Impairment charges...................................   (73,899)    (8,952)    (1,241)
                                                       --------   --------   --------
Consolidated income (loss) from continuing operations
  before provision for income taxes and minority
  interest...........................................  $(75,239)  $(58,846)  $ 12,812
                                                       ========   ========   ========

                                                           2002      2001      2000
                                                          -------   -------   -------
Depreciation expense:
Content Management Services.............................  $14,127   $17,820   $21,828
Other operating segments................................    1,208     1,156     1,437
Other business activities...............................    1,787     2,008     1,953
                                                          -------   -------   -------
Total...................................................  $17,122   $20,984   $25,218
                                                          =======   =======   =======

     Segment information related to the Company's assets was as follows:

                                                                2002       2001
                                                              --------   --------
Total Assets:
Content Management Services.................................  $157,893   $567,681
Other operating segments....................................    11,678     20,287
Other business activities...................................    34,011     32,579
Discontinued operations.....................................               35,936
                                                              --------   --------
Total.......................................................  $203,582   $656,483
                                                              ========   ========
Expenditures on long-lived assets:
Content Management Services.................................  $ 10,789   $ 13,937
Other operating segments....................................       694      1,387
Other business activities...................................       440        121
                                                              --------   --------
Total.......................................................  $ 11,923   $ 15,445
                                                              ========   ========

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The Company's publishing business generated revenues in foreign countries of $3,792, $13,846, and $15,038 for the years ended December 31 2002, 2001, and
2000, respectively, and had long-lived assets in foreign countries of $733 as of December 31, 2001. Segment information for continuing operations relating to geographic regions for 2002, 2001, and 2000 was as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues:
United States........................................  $371,282   $421,984   $514,672
United Kingdom.......................................    48,885     42,999     47,696
Other foreign countries..............................     3,689      3,305      4,172
                                                       --------   --------   --------
Total................................................  $423,856   $468,288   $566,540
                                                       ========   ========   ========
Long-lived assets:
United States........................................  $ 53,348   $ 60,325
United Kingdom.......................................     3,225      2,685
Other foreign countries..............................       333        297
                                                       --------   --------
Total................................................  $ 56,906   $ 63,307
                                                       ========   ========

25. COMPREHENSIVE INCOME

     Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. No income tax effect is reported for unrealized gains and losses from foreign currency translation adjustments since they relate to indefinite investments in foreign subsidiaries. The components of "Other comprehensive loss" in the Consolidated Statements of Operations, including related tax effects, for the years ended December 31, 2002, 2001, and 2000, were as follows:

                                                          PRETAX                 AFTER TAX
                                                          AMOUNT    TAX EFFECT    AMOUNT
                                                          -------   ----------   ---------
Year ended December 31, 2002
Foreign currency translation adjustments................  $  (669)    $  --       $  (669)
Reclassification adjustment for swap transactions
  realized in net income................................      436      (181)          255
                                                          -------     -----       -------
Total other comprehensive loss..........................  $  (233)    $(181)      $  (414)
                                                          =======     =====       =======
Year ended December 31, 2001
Foreign currency translation adjustments................  $   (11)    $  --       $   (11)
Reclassification adjustment for loss on
  available-for-sale securities realized in net
  income................................................     (817)      343          (474)
Reclassification adjustment for swap transactions
  realized in net income................................    1,353      (562)          791
Effective portion of change in fair value of interest
  rate swaps............................................   (1,799)      747        (1,052)
Cumulative effect of change in accounting principle.....      (26)       11           (15)
                                                          -------     -----       -------
Total other comprehensive loss..........................  $(1,300)    $ 539       $  (761)
                                                          =======     =====       =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                          PRETAX                 AFTER TAX
                                                          AMOUNT    TAX EFFECT    AMOUNT
                                                          -------   ----------   ---------
Year ended December 31, 2000
Foreign currency translation adjustments................  $  (157)    $  --       $  (157)
Unrealized holding loss on available-for-sale
  securities............................................   (1,109)      466          (643)
Reclassification adjustment for foreign currency
  transaction losses realized in net income.............       58        --            58
                                                          -------     -----       -------
Total other comprehensive loss..........................  $(1,208)    $ 466       $  (742)
                                                          =======     =====       =======

     The after-tax components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets at December 31 were as follows:

                                                              2002    2001
                                                              -----   -----
Derivative and hedging activities...........................  $ (21)  $(276)
Foreign currency translation adjustments....................   (632)     37
                                                              -----   -----
Total accumulated other comprehensive loss..................  $(653)  $(239)
                                                              =====   =====

26. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              2002 QUARTER ENDED
                                        --------------------------------------------------------------
                                        MARCH 31(1)    JUNE 30(2)    SEPTEMBER 30(3)    DECEMBER 31(4)
                                        -----------    ----------    ---------------    --------------
Revenues..............................   $   98,521     $105,933        $107,072           $112,330
Gross profit..........................   $   30,856     $ 34,594        $ 36,884           $ 42,496
Loss from continuing operations before
  provision for income taxes and
  minority interest...................   $   (3,793)    $ (2,341)       $ (2,098)          $(67,007)
Loss from continuing operations.......   $   (3,866)    $ (2,972)       $ (2,534)          $(67,700)
Income (loss) from discontinued
  operations..........................       (6,195)         348                               (163)
Cumulative effect of change in
  accounting principle................     (327,875)
                                         ----------     --------        --------           --------
Net loss..............................   $ (337,936)    $ (2,624)       $ (2,534)          $(67,863)
                                         ==========     ========        ========           ========
Loss per common share from continuing
  operations:
  Basic...............................   $    (0.43)    $  (0.33)       $  (0.28)          $  (7.40)
  Diluted.............................   $    (0.43)    $  (0.33)       $  (0.28)          $  (7.40)

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                                                              2001 QUARTER ENDED
                                        --------------------------------------------------------------
                                        MARCH 31(5)    JUNE 30(6)    SEPTEMBER 30(7)    DECEMBER 31(8)
                                        -----------    ----------    ---------------    --------------
Revenues..............................   $117,728       $118,864        $110,399           $121,297
Gross profit..........................   $ 34,933       $ 35,934        $ 34,296           $ 40,389
Loss from continuing operations before
  provision for income taxes and
  minority interest...................   $ (8,398)      $ (9,877)       $(10,380)          $(30,191)
Loss from continuing operations.......   $ (8,641)      $ (8,340)       $ (8,672)          $(25,510)
Income from discontinued operations...                       960           2,879                734
Extraordinary item -- loss on debt
  extinguishment, net of taxes of
  $2,451..............................                                    (3,410)
                                         --------       --------        --------           --------
Net loss..............................   $ (8,641)      $ (7,380)       $ (9,203)          $(24,776)
                                         ========       ========        ========           ========
Loss per common share from continuing
  operations:
  Basic...............................   $  (0.95)      $  (0.92)       $  (0.95)          $  (2.81)
  Diluted.............................   $  (0.95)      $  (0.92)       $  (0.95)          $  (2.81)

---------------
(1) Includes a gain of $115 on disposal of property and equipment.

(2) Includes a charge of $1,440 related to the impairment of goodwill and a loss of $234 on disposal of property and equipment.

(3) Includes a restructuring charge of $2,059, a charge of $361 related to the impairment of long-lived assets, and a loss on disposal of property and equipment of $182.

(4) Includes a charge of $71,776 related to the impairment of goodwill, a restructuring charge of $1,300, a charge of $322 related to the impairment of long-lived assets, and a gain on disposal of property and equipment of $71.

(5) Includes a gain on the sale of marketable securities of $665.

(6) Includes a restructuring charge of $1,167 and a loss on disposal of property and equipment of $1,948.

(7) Includes a loss on disposal of property and equipment of $266.

(8) Includes a restructuring charge of $15,000, a charge of $8,952 related to the impairment of long-lived assets, and a loss on disposal of property and equipment of $527.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)Directors. -- The information with respect to directors required by this item is incorporated herein by reference to the Company's 2003 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2003.

     (b)Executive Officers. -- The information with respect to officers required by this item is included at the end of Part I of this document under the heading Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the Company's 2003 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Except as set forth below, the information required by this item is incorporated herein by reference to the Company's 2003 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2003.

     The following table sets forth certain information as of December 31, 2002, with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      NUMBER OF SECURITIES REMAINING
                                NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                   OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                      WARRANTS, AND RIGHTS        WARRANTS, AND RIGHTS      REFLECTED IN COLUMN (A))
-------------                  -----------------------------   --------------------   ------------------------------
                                            (A)                        (B)                         (C)
                               -----------------------------   --------------------   ------------------------------
Equity compensation plans
  approved by security
  holders.....................           3,022,433                    $14.59                      123,000

     The Company does not have any equity compensation plans that have not been authorized by its stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the Company's 2003 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Listed below are the documents filed as a part of this report:

          1. Financial Statements and the Independent Auditors' Report:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2002 and 2001.

          Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

          Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001, and 2000.

          Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000.

          3. Exhibits:

              2.1          Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
                           Technologies, Inc., and AGT Acquisition Corp. (Incorporated
                           by reference to Exhibit No. 2.2 forming part of the
                           Registrant's Annual Report on Form 10-K (File No. 0-28208)
                           filed with the Securities and Exchange Commission under the
                           Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997).
              2.2          Stock Purchase Agreement dated as of April 11, 2002, by and among DPG Holdings, Inc., Devon Group, Inc., and Applied
                           Graphics Technologies, Inc. (Incorporated by reference to
                           Exhibit No. 2.2 forming part of the Registrant's Quarterly
                           Report on Form 10-Q (File No. 1-16431) filed with the
                           Securities and Exchange Commission under the Securities
                           Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2002).
              3.1(a)       First Restated Certificate of Incorporation (Incorporated by
                           reference to Exhibit No. 3.1 forming part of the
                           Registrant's Registration Statement on Form S-1 (File No.
                           333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
              3.1(b)       Certificate of Amendment of First Restated Certificate of
                           Incorporation (Incorporated by reference to Exhibit No.
                           3.1(b) forming part of the Registrant's Quarterly Report on
                           Form 10-Q (File No. 0-28208) filed with the Securities and
                           Exchange Commission under the Securities Exchange Act of
                           1934, as amended, for the quarterly period ended June 30,
                           1998).
              3.1(c)       Second Certificate of Amendment of First Restated
                           Certificate of Incorporation (Incorporated by reference to
                           Exhibit No. 3.1(c) forming part of the Registrant's Annual
                           Report on Form 10-K (File No. 0-28208) filed with the
                           Securities and Exchange Commission under the Securities
                           Exchange Act of 1934, as amended, for the fiscal year ended
                           December 31, 2000).

              3.2(a)       Amended and Restated By-Laws of Applied Graphics
                           Technologies, Inc. (Incorporated by reference to Exhibit No.
                           3.2 forming part of Amendment No. 3 to the Registrant's
                           Registration Statement on Form S-1 (File No. 333-00478)
                           filed with the Securities and Exchange Commission under the
                           Securities Act of 1933, as amended).
              3.2(b)       Amendment to Amended and Restated By-Laws of Applied
                           Graphics Technologies, Inc. (Incorporated by reference to
                           Exhibit No. 3.3 forming part of the Registrant's
                           Registration Statement on Form S-4 (File No. 333-51135)
                           filed with the Securities and Exchange Commission under the
                           Securities Act of 1933, as amended).
              3.2(c)       Amendment to Amended and Restated By-Laws of Applied
                           Graphics Technologies, Inc. (Incorporated by reference to
                           Exhibit No. 3.2(c) forming part of Registrant's Quarterly
                           Report on Form 10-Q (File No. 0-28208) filed with the
                           Securities and Exchange Commission under the Securities
                           Exchange Act of 1934, as amended, for the quarterly period ended September 30, 2000).
              4            Specimen Stock Certificate (Incorporated by reference to
                           Exhibit 7 forming part of Registrant's Registration
                           Statement on Form 8-A (File No. 1-16431) filed with the
                           Securities and Exchange Commission under the Securities
                           Exchange Act of 1934, as amended, on April 5, 2001).
             10.2          Applied Graphics Technologies, Inc. 1996 Stock Option Plan
                           (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
                           Statement on Form S-1 (File No. 333-00478) filed with the
                           Securities and Exchange Commission under the Securities Act of 1933, as amended).
             10.3          Applied Graphics Technologies, Inc. Non-Employee Directors
                           Nonqualified Stock Option Plan (Incorporated by reference to
                           Exhibit No. 10.3 forming part of Amendment No. 3 to the
                           Registrant's Registration Statement on Form S-1 (File No.
                           333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
             10.6(a)(i)    Employment Agreement, effective as of November 30, 2000,
                           between the Company and Joseph D. Vecchiolla (Incorporated by reference to Exhibit No. 10.6(a) forming part of the
                           Registrant's Annual Report on Form 10-K (File No. 0-28208)
                           filed with the Securities and Exchange Commission under the
                           Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000).
             10.6(a)(ii)   Amendment No. 1 to Employment Agreement, dated as of March
                           1, 2002, by and between the Company and Joseph D.
                           Vecchiolla. (Incorporated by reference to Exhibit No.
                           10.6(a)(ii) forming part of the Registrant's Annual Report on Form 10-K (File No. 1-16431) filed with the Securities
                           and Exchange Commission under the Securities Exchange Act of
                           1934, as amended, for the fiscal year ended December 31,
                           2001).
             10.7          Form of Registration Rights Agreement (Incorporated by
                           reference to Exhibit No. 10.7 forming part of Amendment No.
                           3 to the Registrant's Registration Statement on Form S-1
                           (File No. 333-00478) filed with the Securities and Exchange
                           Commission under the Securities Act of 1933, as amended).

             10.8          Applied Graphics Technologies, Inc., 1998 Incentive
                           Compensation Plan, as Amended and Restated (Incorporated by
                           reference to Exhibit No. 10.8 forming part of Registrant's
                           Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
                           Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).
             10.8(a)       Amendment No. 1, dated as of May 8, 2000, to the Applied
                           Graphics Technologies, Inc., Amended and Restated 1998
                           Incentive Compensation Plan (Incorporated by reference to
                           Exhibit No. 10.8(a) forming part of the Registrant's
                           Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
                           Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
             10.9          Second Amended and Restated Credit Agreement, dated as of
                           April 15, 2003, among Applied Graphics Technologies, Inc.,
                           Other Institutional Lenders, and Fleet National Bank as
                           Administrative Agent.
             10.10         Consulting Agreement, dated as of March 1, 2001, by and
                           between the Company and Knollwood Associates, LLC.
                           (Incorporated by reference to Exhibit No. 10.10 forming part of the Registrant's Quarterly Report on Form 10-Q (File No.
                           1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2001).
             21            Subsidiaries of the Registrant.
             23            Consent of Deloitte & Touche LLP.
             99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             99.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                          (Registrant)

                                          By: /s/     FRED DRASNER
                                            ------------------------------------
                                                        Fred Drasner
                                              Chairman of the Board and Chief
                                                          Executive
                                             Officer (Duly authorized officer)

Date: April 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 15, 2003.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                 /s/ FRED DRASNER                    Chairman of the Board and Chief Executive Officer
---------------------------------------------------    (Principal Executive Officer)
                   Fred Drasner




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




              /s/ KENNETH G. TOROSIAN                Senior Vice President, Chief Financial Officer,
---------------------------------------------------    and Treasurer (Principal Financial and
                Kenneth G. Torosian                    Accounting Officer)




             /s/ MORTIMER B. ZUCKERMAN               Director
---------------------------------------------------
               Mortimer B. Zuckerman




             /s/ MARNE OBERNAUER, JR.                Director
---------------------------------------------------
               Marne Obernauer, Jr.




                /s/ JOHN W. DREYER                   Director
---------------------------------------------------
                  John W. Dreyer




               /s/ PHILIP GUARASCIO                  Director
---------------------------------------------------
                 Philip Guarascio




                /s/ JOHN R. HARRIS                   Director
---------------------------------------------------
                  John R. Harris




                /s/ DAVID R. PARKER                  Director
---------------------------------------------------
                  David R. Parker




                /s/ JOHN R. WALTER                   Director
---------------------------------------------------
                  John R. Walter




                 /s/ JOHN ZUCCOTTI                   Director
---------------------------------------------------
                   John Zuccotti

                                 CERTIFICATION

I, Fred Drasner, certify that:

     1. I have reviewed this annual report on Form 10-K of Applied Graphics Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ FRED DRASNER
                                          --------------------------------------
                                                       Fred Drasner
                                                Chairman of the Board and
                                                 Chief Executive Officer

April 15, 2003

                                 CERTIFICATION

I, Kenneth G. Torosian, certify that:

     1. I have reviewed this annual report on Form 10-K of Applied Graphics Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ KENNETH G. TOROSIAN
                                          --------------------------------------
                                                   Kenneth G. Torosian
                                          Senior Vice President, Chief Financial
                                                  Officer, and Treasurer

April 15, 2003

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                           (IN THOUSANDS OF DOLLARS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                        END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
               -----------                  ----------   ----------   ----------   -------------   ----------
Allowances deducted in the balance sheet
  from assets to which they apply:
For the year ended December 31, 2002
Allowance for doubtful accounts and
  returns.................................    $8,269       $ (434)       $379         $  382         $7,832
                                              ======       ======        ====         ======         ======
For the year ended December 31, 2001
Allowance for doubtful accounts and
  returns.................................    $5,100       $4,855        $288         $1,974         $8,269
                                              ======       ======        ====         ======         ======
For the year ended December 31, 2000
Allowance for doubtful accounts and
  returns.................................    $7,732       $3,929        $ --         $6,561         $5,100
                                              ======       ======        ====         ======         ======

---------------
(1) Represents amounts written off.