Form 10-Q
period 2003-03-31
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2003-05-15
CIK 1006030

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

     The number of shares of the registrant's common stock outstanding as of April 30, 2003, was 9,147,565.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER-SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   7,317    $   4,724
  Trade accounts receivable (net of allowances of $7,655 in
     2003 and $7,832 in 2002)...............................     86,654       90,102
  Due from affiliates.......................................        603          405
  Inventory.................................................     17,789       16,608
  Prepaid expenses..........................................      4,598        4,629
  Deferred income taxes.....................................     14,104       14,104
  Other current assets......................................      2,464        2,830
                                                              ---------    ---------
     Total current assets...................................    133,529      133,402
Property, plant, and equipment -- net.......................     54,768       56,906
Other intangible assets -- net..............................      1,273        1,364
Deferred income taxes.......................................      1,823        1,753
Other assets................................................     10,132       10,157
                                                              ---------    ---------
     Total assets...........................................  $ 201,525    $ 203,582
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  12,551    $  14,932
  Accrued expenses..........................................     47,306       57,377
  Current portion of long-term debt and obligations under
     capital leases.........................................      8,840       14,050
  Due to affiliates.........................................        734          442
  Restructuring liabilities.................................      8,955       10,585
  Other current liabilities.................................     24,167       23,722
                                                              ---------    ---------
     Total current liabilities..............................    102,553      121,108
Long-term debt..............................................    169,098      150,008
Subordinated notes..........................................     29,328       29,894
Obligations under capital leases............................        153          204
Other liabilities...........................................     10,898       11,685
                                                              ---------    ---------
     Total liabilities......................................    312,030      312,899
                                                              ---------    ---------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................     42,524       42,045
                                                              ---------    ---------
Stockholders' Deficit:
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding)
  Common stock ($0.01 par value, 150,000,000 shares
     authorized; 9,147,565 shares issued and outstanding in
     2003 and 2002).........................................         92           92
  Additional paid-in capital................................    390,771      390,768
  Accumulated other comprehensive loss......................        (78)        (653)
  Retained deficit..........................................   (543,814)    (541,569)
                                                              ---------    ---------
     Total stockholders' deficit............................   (153,029)    (151,362)
                                                              ---------    ---------
     Total liabilities and stockholders' deficit............  $ 201,525    $ 203,582
                                                              =========    =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              --------   ----------
Revenues....................................................  $97,746    $  98,521
Cost of revenues............................................   64,965       67,665
                                                              -------    ---------
Gross profit................................................   32,781       30,856
Selling, general, and administrative expenses...............   30,998       30,557
Amortization of intangibles.................................       91           80
Gain on disposal of property and equipment..................      (75)        (116)
                                                              -------    ---------
Operating income............................................    1,767          335
Interest expense............................................   (4,277)      (4,089)
Interest income.............................................       65           57
Other income (expense) -- net...............................        6          (96)
                                                              -------    ---------
Loss from continuing operations before benefit for income
  taxes and minority interest...............................   (2,439)      (3,793)
Benefit for income taxes....................................     (854)        (515)
                                                              -------    ---------
Loss from continuing operations before minority interest....   (1,585)      (3,278)
Minority interest...........................................     (660)        (588)
                                                              -------    ---------
Loss from continuing operations.............................   (2,245)      (3,866)
Loss from discontinued operations...........................                (6,195)
Cumulative effect of change in accounting principle.........              (327,875)
                                                              -------    ---------
Net loss....................................................   (2,245)    (337,936)
Other comprehensive income..................................      575          294
                                                              -------    ---------
Comprehensive loss..........................................  $(1,670)   $(337,642)
                                                              =======    =========
Basic loss per common share:
  Loss from continuing operations...........................  $ (0.25)   $   (0.43)
  Loss from discontinued operations.........................                 (0.68)
  Cumulative effect of change in accounting principle.......                (36.16)
                                                              -------    ---------
  Total.....................................................  $ (0.25)   $  (37.27)
                                                              =======    =========
Diluted loss per common share:
  Loss from continuing operations...........................  $ (0.25)   $   (0.43)
  Loss from discontinued operations.........................                 (0.68)
  Cumulative effect of change in accounting principle.......                (36.16)
                                                              -------    ---------
  Total.....................................................  $ (0.25)   $  (37.27)
                                                              =======    =========
Weighted average number of common shares:
  Basic.....................................................    9,148        9,068
  Diluted...................................................    9,148        9,068

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2003       2002
                                                              --------   ---------
Cash flows from operating activities:
Net loss....................................................  $ (2,245)  $(337,936)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss from discontinued operations.........................                 6,195
  Depreciation and amortization.............................     4,097       4,557
  Deferred taxes............................................                  (914)
  Gain on disposal of property and equipment................       (75)       (116)
  Provision for bad debts...................................        63         164
  Cumulative effect of change in accounting principle.......               328,529
  Other.....................................................       727        (168)
Changes in operating assets and liabilities, net of effects
  of dispositions:
  Trade accounts receivable.................................     3,125      10,641
  Due from/to affiliates....................................        95        (754)
  Inventory.................................................    (1,219)     (4,646)
  Other assets..............................................      (424)       (870)
  Accounts payable and accrued expenses.....................   (12,196)     (2,134)
  Other liabilities.........................................    (1,236)     (2,031)
  Net cash provided by operating activities of discontinued
     operations.............................................                 4,672
                                                              --------   ---------
Net cash provided by (used in) operating activities.........    (9,288)      5,189
                                                              --------   ---------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............    (2,346)     (3,149)
  Proceeds from sale of property and equipment..............       430         244
  Net cash used in investing activities of discontinued
     operations.............................................                   (79)
                                                              --------   ---------
Net cash used in investing activities.......................    (1,916)     (2,984)
                                                              --------   ---------
Cash flows from financing activities:
  Repayments of notes and capital lease obligations.........      (215)       (249)
  Repayments of term loans..................................    (6,562)
  Borrowings (repayments) under revolving credit
     line -- net............................................    20,609      (3,300)
  Net cash used in financing activities of discontinued
     operations.............................................                   (17)
                                                              --------   ---------
Net cash provided by (used in) financing activities.........    13,832      (3,566)
                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents........     2,628      (1,361)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (35)        (11)
Cash and cash equivalents at beginning of period............     4,724       4,949
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $  7,317   $   3,577
                                                              ========   =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                  -----------------------------------------------
                                                                         ACCUMULATED
                                                           ADDITIONAL       OTHER
                                                  COMMON    PAID-IN     COMPREHENSIVE   RETAINED
                                                  STOCK     CAPITAL         LOSS         DEFICIT
                                                  ------   ----------   -------------   ---------
Balance at January 1, 2003......................   $92      $390,768        $(653)      $(541,569)
Compensation cost of vested stock options issued
  to non-employees..............................                   3
Reclassification adjustment for losses realized
  in net income.................................                               19
Reclassification of cumulative effect of change
  in accounting principle.......................                                2
Unrealized gain from foreign currency
  translation adjustments.......................                              554
Net loss........................................                                           (2,245)
                                                   ---      --------        -----       ---------
Balance at March 31, 2003.......................   $92      $390,771        $ (78)      $(543,814)
                                                   ===      ========        =====       =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Applied Graphics Technologies, Inc., and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the management of the Company, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of results for any future period.

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

     The Company has been pursuing an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of the Company's long-term obligations. One set of discussions with a third party resulted in an offer being made that was accepted by most of the Company's senior lenders, in both number of lenders and dollar amount of commitment, but was rejected by a few of the senior lenders for not containing sufficient consideration. Another third party is currently in advanced discussions with the Company, the Company's senior lenders, certain holders of the Company's subordinated notes, and certain holders of preference shares of a subsidiary of the Company regarding an alternative offer. The alternative offer would be conditioned on the acquisition of all of the existing senior debt, subordinated notes, preference shares, and the Company's common stock. Discussions to date in connection with this offer have led to agreements in principle being reached with the Company's senior lenders and holders of more than 50% of the Company's subordinated notes, and include an offer to acquire the Company under which the holders of the Company's common stock would not receive significant consideration. There can be no assurance that the Company will reach an agreement with its senior lenders to restructure its credit facility or that an overall recapitalization or acquisition transaction, including mutually satisfactory documentation for any such transaction, will be achieved. In the event that the Company is unable to restructure its credit facility or obtain other sources of financing by July 2003, including an overall recapitalization, the Company will seek to obtain a waiver from its senior lenders for the event of default under the Company's credit facility. There can be no assurance that the Company will be able to obtain such waiver, which would require unanimous approval from the Company's senior lenders.

     Certain prior-period amounts in the accompanying financial statements have been reclassified to conform with the 2003 presentation.

2.  EMPLOYEE STOCK OPTIONS

     The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation,

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

including the pro forma effects had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is as follows:

                                                               2003       2002
                                                              -------   ---------
Net loss as reported........................................  $(2,245)  $(337,936)
Stock-based compensation expense, net of tax, included in
  net loss as reported......................................       --          --
Stock-based compensation expense, net of tax, under fair
  value method..............................................     (310)       (465)
                                                              -------   ---------
Pro forma net loss..........................................  $(2,555)  $(338,401)
                                                              =======   =========
Basic and diluted loss per share as reported................  $ (0.25)  $  (37.27)
Pro forma basic and diluted loss per share..................  $ (0.28)  $  (37.32)

3.  RESTRUCTURING

     The Company initiated various restructuring plans in prior periods (the "2002 Third Quarter Plan," the "2001 Fourth Quarter Plan," the "2001 Second Quarter Plan," the "2000 Second Quarter Plan," and the "1999 Fourth Quarter Plan," respectively) under which it continues to make certain payments. During the three months ended March 31, 2003, the Company paid $1,630 related to its various restructuring plans, and the Company had a liability of $8,955 for the future payments associated with the various restructuring plans as of March 31, 2003. The remaining liability for future payments and the amounts charged against the respective restructuring liabilities during the three months ended March 31, 2003, were as follows:

                              2002 THIRD    2001 FOURTH    2001 SECOND    2000 SECOND    1999 FOURTH
                             QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                             ------------   ------------   ------------   ------------   ------------
Balance at January 1,
  2003.....................     $1,725         $8,170          $269           $409           $12
Facility closure costs.....        166          1,212                           42
Employee termination
  costs....................          7             92
Abandoned leased
  equipment................         60             39                                         12
                                ------         ------          ----           ----           ---
Balance at March 31,
  2003.....................     $1,492         $6,827          $269           $367           $--
                                ======         ======          ====           ====           ===

     The number of employees paid during the three months ended March 31, 2003, that resulted in a reduction of the restructuring plans' liabilities for employee termination costs were one for the 2002 Third Quarter Plan and two for the 2001 Fourth Quarter Plan.

4.  INVENTORY

     The components of inventory were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Work-in-process.............................................   $16,167      $14,554
Raw materials...............................................     1,622        2,054
                                                               -------      -------
Total.......................................................   $17,789      $16,608
                                                               =======      =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

5.  DERIVATIVES

     The fair value of the Company's interest rate swaps was a net loss of $866 and $1,773 at March 31, 2003 and 2002, respectively. The Company recognized as a component of interest expense a non-cash benefit of $501 and $353 for the three months ended March 31, 2003 and 2002, respectively, which consisted of the following:

                                                              2003    2002
                                                              -----   -----
Change in fair market value of swaps not designated as
  hedges....................................................  $(537)  $(462)
Reclassification of loss in "Accumulated other comprehensive
  income (loss)"............................................     33      99
Reclassification of cumulative effect recorded upon adoption
  of SFAS No 133............................................      3      10
                                                              -----   -----
Total benefit...............................................  $(501)  $(353)
                                                              =====   =====

6.  RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the three months ended March 31, 2003 and 2002, were as follows:

                                                              2003    2002
                                                              ----   ------
Affiliate sales.............................................  $710   $1,611
Affiliate purchases.........................................  $139   $   66
Administrative charges......................................  $452   $  361

     Administrative charges include charges for rent incurred for leases with affiliates and for certain legal, administrative, and computer services provided by affiliates.

7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the three months ended March 31, 2003 and 2002, were as follows:

                                                               2003     2002
                                                              ------   ------
Interest paid...............................................  $5,714   $5,602
Income taxes paid -- net of refunds.........................  $   27   $  134

     Noncash investing and financing activities for the three months ended March 31, 2003 and 2002, were as follows:

                                                              2003   2002
                                                              ----   ----
Compensation cost of vested stock options issued to
  non-employees.............................................   $3     $3

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

8.  SEGMENT INFORMATION

     Segment information relating to results of operations for the three months ended March 31, 2003 and 2002, was as follows:

                                                               2003      2002
                                                              -------   -------
REVENUE:
Content Management Services.................................  $90,162   $92,010
Other operating segments....................................    7,584     6,511
                                                              -------   -------
Total.......................................................  $97,746   $98,521
                                                              =======   =======
OPERATING INCOME (LOSS):
Content Management Services.................................  $ 6,912   $ 7,257
Other operating segments....................................      773       (44)
                                                              -------   -------
Total.......................................................    7,685     7,213
Other business activities...................................   (5,902)   (6,914)
Amortization of intangibles.................................      (91)      (80)
Gain on disposal of property and equipment..................       75       116
Interest expense............................................   (4,277)   (4,089)
Interest income.............................................       65        57
Other income (expense)......................................        6       (96)
                                                              -------   -------
Consolidated loss before provision for income taxes and
  minority interest.........................................  $(2,439)  $(3,793)
                                                              =======   =======

     Segment information relating to the Company's assets as of March 31, 2003, and December 31, 2002, was as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
TOTAL ASSETS:
Content Management Services.................................  $151,996      $157,738
Other operating segments....................................    11,497        11,833
Other business activities...................................    38,032        34,011
                                                              --------      --------
Total.......................................................  $201,525      $203,582
                                                              ========      ========

9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     Financial Accounting Standards Board Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. FIN 45 elaborates on certain disclosure requirements and clarifies certain recognition criteria related to guarantees. The disclosure requirements of FIN 45 were effective for periods ending after December 15, 2002, and the recognition criteria of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The Company adopted the recognition criteria of FIN 45 on January 1, 2003. The adoption of the recognition criteria of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

10.  SUBSEQUENT EVENTS

     As previously reported, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the United States Bankruptcy Code on January 22, 2002, with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). Meridian Retail, Inc. ("Meridian"), an indirect wholly owned subsidiary of the Company, is a provider of services to Kmart. On January 25, 2002, Kmart obtained an order from the Bankruptcy Court authorizing it to pay pre-Chapter 11 amounts to designated categories of vendors whom Kmart deemed critical (the "Critical Vendor Order"). As authorized by the Critical Vendor Order, Meridian was paid substantially all of its accounts receivable for services rendered to Kmart prior to its bankruptcy filing. By a decision dated April 8, 2003, the United States District Court for the Northern District of Illinois (the "District Court") reversed the Critical Vendor Order as it applies to all of Kmart's critical vendors. The Company understands that Kmart has filed or intends to file a notice of appeal of that reversal to the United States Court of Appeals for the Seventh Circuit. On May 5, 2003, Kmart filed a complaint in the Bankruptcy Court against Meridian claiming that Kmart did not intend to treat Meridian as a critical vendor and that Meridian was erroneously paid approximately $10,800 as a critical vendor in the postpetition period. Kmart's complaint also refers to the District Court's reversal of the Critical Vendor Order. In addition, Kmart's complaint alleges that virtually all payments received by Meridian during the ninety days preceding Kmart's bankruptcy filing totaling approximately $13,200 are recoverable as preferential payments under the applicable provision of the Bankruptcy Code. Accordingly, Kmart is seeking to recover amounts totaling approximately $24,000. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position, although there can be no assurances as to the final outcome of this action.

     As previously disclosed, the Company received notification from The American Stock Exchange (the "Exchange") in February 2003 that the Company was not in compliance with certain listing standards of the Exchange relating to stockholders' equity and net losses. In March 2003, the Company submitted a plan to the Exchange setting forth the steps the Company intends to take in order to regain compliance with the listing standards. In May 2003, the Exchange notified the Company that it had accepted the Company's proposed plan and granted the Company an extension to September 30, 2004, to regain compliance with the Exchange's continued listing standards. During such period, the Company's common stock will continue to trade on the Exchange, but the Company will be subject to periodic review by the Exchange staff and will be required to make progress consistent with its plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to restructure its credit facility or achieve a recapitalization by July 15, 2003; the ability of the Company to retain customers; the ability of the Company to maintain compliance with the covenant requirements under its credit facility; the ability of the Company to attract and retain management; the impact of technological advancements on the ability of customers and competitors to provide services comparable to those provided by the Company; the continued softness in the advertising market; the impact of geopolitical events on the economy; the success of the Company's restructuring plans and integration efforts; and the adequacy of the Company's credit facility and cash flows to fund cash needs.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business (see Note 1 to the Interim Consolidated Financial Statements).

     In assessing the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company compared such carrying value of each of its reporting units to their fair values. The Company estimated the fair value of its reporting units by applying a multiple to each reporting unit's earnings before interest, taxes, depreciation, and amortization ("EBITDA"). In estimating the fair value of its reporting units, the Company had to make various assumptions, including, but not limited to, projections of each reporting unit's future EBITDA, the fair value of each reporting unit's net assets, and the EBITDA multiple a willing buyer would apply to each reporting unit's EBITDA to determine its fair value. Based on the use of these assumptions in estimating the fair value of each reporting unit, the Company incurred an impairment charge, net of taxes, relating to its goodwill of $327,875 upon the adoption of SFAS No. 142 on January 1, 2002. Such impairment charge was reported as a cumulative effect of a change in accounting principle. A change in the Company's assumptions, including, but not limited to, higher EBITDA for any reporting unit, lower fair market values of net assets, or a buyer willing to pay more than the assumed EBITDA multiple could result in the goodwill of certain reporting units to have a fair value greater than that estimated. Such an outcome would not have an impact on the Company's results of operations or financial position because under SFAS No. 142 the carrying value of goodwill cannot be increased once it has been impaired.

     In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance, the stability of the markets and customers the Company serves, and the future financial position of the Company. Based on the Company's estimates, a valuation allowance of $17,539 was established against the carrying value of the Company's deferred tax assets at March 31, 2003, and December 31, 2002, resulting in net deferred tax assets of $15,927 at March 31, 2003 and $15,857 at December 31, 2002. A change in the Company's assumptions, including better or worse operating performance than projected, the loss of a significant customer, or a deterioration in the markets served by the Company would result in a change in the amount of deferred tax assets that will be recovered by the Company, and therefore will result in an adjustment to the valuation allowance established at March 31, 2003. Such adjustment, either positive or negative, would be reflected as a component of the Company's provision for income taxes.

     In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions regarding the financial stability of its customers and the validity of any potential claims raised by its customers. Based on the Company's estimates, an allowance for doubtful accounts of $7,655 was established at March 31, 2003, compared to an allowance of $7,832 at December 31, 2002. A change in the Company's assumptions, including the financial stability of the Company's customers, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company's selling, general, and administrative expense.

     In assessing the carrying value of the liabilities associated with its various restructuring efforts, the Company had to estimate the timing and amount of future payments to be made under certain contractual obligations, primarily those relating to building leases. In making such estimates, the Company has to make various assumptions, including but not limited to, the real estate rental market in future periods, the financial stability of the Company's existing subtenants, the willingness of existing subtenants to renew their subleases, and the timing and pricing of any future subleases. Based on the Company's estimates, the carrying value of the Company's restructuring liabilities was $8,955 at March 31, 2003, as compared to $10,585 at December 31, 2002. A change in the Company's assumptions, including, but not limited to, the timing and pricing of any future sublease arrangements, the willingness of existing subtenants to renew their subleases, and the ability of existing subtenants to continue to meet their current obligations would result in the Company paying amounts that differ from the current carrying value of its restructuring liabilities. Such difference, either positive or negative, would be reflected as a restructuring charge or restructuring income.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2003, COMPARED WITH 2002

     Revenues in the first three months of 2003 were $775, or less than 1%, lower than in the comparable period in 2002. Revenues in the 2003 period decreased by $1,848 from content management services and $97 from digital services, and were partially offset by increased revenues of $1,170 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the continued weakness in the advertising market in the first three months of 2003 that adversely impacted the Company's operations servicing advertising agencies and magazine publishers. Increased revenues from broadcast media distribution services resulted from additional volume of premium services provided for which the Company receives higher rates.

     Gross profit increased by $1,925 in the first three months of 2003. The gross profit percentage in the first three months of 2003 was 33.5% as compared to 31.3% in the 2002 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting related to the Company's operational restructuring and integration efforts.

     Selling, general, and administrative expenses in the first three months of 2003 were $441 higher than in the 2002 period. Selling, general, and administrative expenses as a percent of revenue increased to 31.7% in the 2003 period from 31.0% in the 2002 period due primarily to additional costs incurred to support the higher volumes of revenue achieved in the latter part of 2002.

     Interest expense in the first three months of 2003 was $188 higher than in the 2002 period due primarily to $580 of interest allocated to discontinued operations in 2002 with no comparable allocation in 2003, partially offset by lower interest incurred during the 2003 period due to reduced borrowings outstanding under the Company's credit facility and a larger non-cash benefit recognized in the 2003 period related to the accounting for the Company's interest rate swap arrangements.

     Revenues from business transacted with affiliates for the three months ended March 31, 2003 and 2002, totaled $710 and $1,611, respectively, representing 0.7% and 1.6%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     In April 2003, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") that extended the maturity of its credit facility through April 2004. In connection with the Amended Credit Agreement, the Company incurred fees totaling $2,000 to be paid quarterly and issued immediately exercisable warrants with an exercise price of $0.01 per share to its lenders to purchase 453,377 shares of the Company's common stock. As part of the Amended Credit Agreement, the Company agreed that the failure of the Company and its senior lenders to consummate a restructuring or recapitalization on or before July 15, 2003, will constitute an event of default. Such an event of default will result in the automatic acceleration of amounts outstanding under the Amended Credit Agreement. Also as part of the Amended Credit Agreement, the Company agreed that in addition to scheduled principal payments, it would permanently repay $20,000 of borrowings by December 31, 2003. Failure to repay such borrowings would not constitute an event of default, but would result in the Company paying additional fees of $2,000 to its lenders upon maturity of the credit facility. Additionally, under the Amended Credit Agreement, maximum availability under the Company's revolving credit line was reduced from $66,000 to $63,500, and will be further reduced to $62,500 on July 1, 2003, $60,500 on October 1, 2003, and $60,000 on January 1, 2004. Also,
the ability to borrow funds at interest rates based on LIBOR was restricted to only those periods in which the Company's trailing twelve-month EBITDA (as defined in the Amended Credit Agreement) exceeds $50,000. The Company does not anticipate exceeding this EBITDA threshold, and therefore the Amended Credit Agreement effectively requires the Company to borrow funds at interest rates based on the prime rate for the foreseeable future. The Company does not believe that the reduced borrowing capacity will have a material adverse effect on its financial condition or liquidity.

     Upon issuance of the warrants in April 2003 in connection with the Amended Credit Agreement, the Company's senior lenders held warrants issued directly by the Company that are convertible into approximately 12.9% of the Company's outstanding common stock. In addition, in July 2001, Applied Printing Technologies, L.P. ("Applied Printing"), an affiliate of the Company, granted a call option to the Company's senior lenders to purchase 680,067 shares of the Company's common stock held by Applied Printing at a purchase price of $0.01 per share. This call option became exercisable on January 15, 2003. The combination of the call option granted by Applied Printing and the warrants issued directly by the Company provide the Company's senior lenders with instruments that are convertible into approximately 19.4% of the Company's common stock.

     In order to avoid an event of default under the Amended Credit Agreement, the Company continues to negotiate with its senior lenders to consummate a restructuring or recapitalization by July 2003. Any such restructuring or recapitalization would most likely require an amendment, or a repurchase at a significant discount, of the Company's subordinated notes. There can be no assurances that the Company will reach an agreement with its senior lenders before July 2003. The Company is also seeking other sources of financing, including an overall recapitalization that would include an infusion of outside equity and the settlement, at a significant discount, of amounts due to the senior lenders for amounts borrowed under the credit facility, amounts due to holders of the Company's subordinated notes, and amounts due to holders of preference shares of a subsidiary of the Company. One such set of discussions with a third party resulted in an offer being made that was accepted by most of the Company's senior lenders, in both number of lenders and dollar amount of commitment, but was rejected by a few of the senior lenders for not containing sufficient consideration. The Company, however, continues to seek an overall recapitalization, and another third party is currently in advanced discussions with the Company, the Company's senior lenders, certain holders of the Company's subordinated notes, and certain holders of preference shares of a subsidiary of the Company regarding an alternative offer. The alternative offer would be conditioned on the acquisition of all of the existing senior debt, subordinated notes, preference shares, and the Company's common stock. Discussions to date in connection with this offer have led to agreements in principle being reached with the Company's senior lenders and holders of more than 50% of the Company's subordinated notes, and included an offer to acquire the Company under which the holders of the Company's common stock would not receive significant consideration. There can be no assurances as to the terms or the success of any recapitalization or acquisition transaction or that mutually satisfactory documentation for any such transaction can be accomplished.

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

     Under the terms of its credit facility, the Company must comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company must satisfy a monthly minimum cumulative EBITDA (as defined in the credit facility) covenant. If the Company does not satisfy such minimum cumulative EBITDA covenant for any individual non-quarter month end, the Company's short-term borrowing availability would be limited until such time as the Company is in compliance with the covenant, but such failure would not constitute an event of default. Failure to satisfy such cumulative EBITDA covenant for any quarter month end or for two consecutive non-quarter month ends would constitute an event of default. The Company was in compliance with all covenants at March 31, 2003. Based on current projections, the Company believes that it will be able to remain in compliance with the covenant requirements throughout 2003, although there can be no assurance that such compliance will be maintained.

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

     As previously reported, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the United States Bankruptcy Code on January 22, 2002, with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). Meridian Retail, Inc. ("Meridian"), an indirect wholly owned subsidiary of the Company, is a provider of services to Kmart. On January 25, 2002, Kmart obtained an order from the Bankruptcy Court authorizing it to pay pre-Chapter 11 amounts to designated categories of vendors whom Kmart deemed critical (the "Critical Vendor Order"). As authorized by the Critical Vendor Order, Meridian was paid substantially all of its accounts receivable for services rendered to Kmart prior to its bankruptcy filing. By a decision dated April 8, 2003, the United States District Court for the Northern District of Illinois (the "District Court") reversed the Critical Vendor Order as it applies to all of Kmart's critical vendors. The Company understands that Kmart has filed or intends to file a notice of appeal of that reversal to the United States Court of Appeals for the Seventh Circuit. On May 5, 2003, Kmart filed a complaint in the Bankruptcy Court against Meridian claiming that Kmart did not intend to treat Meridian as a critical vendor and that Meridian was erroneously paid approximately $10,800 as a critical vendor in the postpetition period. Kmart's complaint also refers to the District Court's reversal of the Critical Vendor Order. In addition, Kmart's complaint alleges that virtually all payments received by Meridian during the ninety days preceding Kmart's bankruptcy filing totaling approximately $13,200 are recoverable as preferential payments under the applicable provision of the Bankruptcy Code. Accordingly, Kmart is seeking to recover amounts totaling approximately $24,000. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position, although there can be no assurances as to the final outcome of this action.

     During the first three months of 2003, the Company repaid $6,562 of term loans, invested $2,346 in facility construction and new equipment, and repaid $215 of notes and capital lease obligations. Such amounts were primarily funded by borrowings under the Company's revolving credit facility.

     Cash flows from operating activities of continuing operations during the first three months of 2003 decreased by $9,805 as compared to the comparable period in 2002 due primarily to the timing and amounts of payroll-related payments and the timing of customer collections, including additional amounts collected in the 2002 period related to pre-petition amounts due from Kmart Corporation.

     The Company expects to spend approximately $12,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization. The Company intends to finance these expenditures under leasing arrangements, with working capital, or with borrowings under its credit facility.

     The Company believes that the cash flow from operations, including potential improvements in operations as a result of its integration and restructuring efforts, and available borrowing capacity, subject to the Company's ability to remain in compliance with the financial covenants under its credit facility and to restructure its credit facility or achieve a recapitalization by July 2003, will provide sufficient cash flows to fund its cash needs throughout 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is interest rate risk. The Company had $176,261 outstanding under its credit facility at March 31, 2003. Interest rates on funds borrowed under the Company's credit facility vary based on changes to the prime rate or LIBOR. The Company partially manages its interest rate risk through two interest rate swap agreements under which the Company pays a fixed rate and is paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at March 31, 2003. A change in interest rates of 1.0% would result in a change in income before taxes of $1,263 based on the outstanding balance under the Company's credit facility and the notional amounts of the interest rate swap agreements at March 31, 2003.

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

                         PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As previously reported, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the United States Bankruptcy Code on January 22, 2002, with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). Meridian Retail, Inc. ("Meridian"), an indirect wholly owned subsidiary of the Company, is a provider of services to Kmart. On January 25, 2002, Kmart obtained an order from the Bankruptcy Court authorizing it to pay pre-Chapter 11 amounts to designated categories of vendors whom Kmart deemed critical (the "Critical Vendor Order"). As authorized by the Critical Vendor Order, Meridian was paid substantially all of its accounts receivable for services rendered to Kmart prior to its bankruptcy filing. By a decision dated April 8, 2003, the United States District Court for the Northern District of Illinois (the "District Court") reversed the Critical Vendor Order as it applies to all of Kmart's critical vendors. The Company understands that Kmart has filed or intends to file a notice of appeal of that reversal to the United States Court of Appeals for the Seventh Circuit. On May 5, 2003, Kmart filed a complaint in the Bankruptcy Court against Meridian claiming that Kmart did not intend to treat Meridian as a critical vendor and that Meridian was erroneously paid approximately $10,800,000 as a critical vendor in the postpetition period. Kmart's complaint also refers to the District Court's reversal of the Critical Vendor Order. In addition, Kmart's complaint alleges that virtually all payments received by Meridian during the ninety days preceding Kmart's bankruptcy filing totaling approximately $13,200,000 are recoverable as preferential payments under the applicable provision of the Bankruptcy Code. Accordingly, Kmart is seeking to recover amounts totaling approximately $24,000,000. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position, although there can be no assurances as to the final outcome of this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In April 2003, pursuant to the terms of its amended and restated credit agreement, the Company issued warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock. Such warrants became exercisable immediately upon their issuance. The issuance of such securities by the Company were effected without registration based on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for private placements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     As previously disclosed in its filings with the Securities and Exchange Commission, a subsidiary of the Company, Wace Group Limited ("Wace"), is in arrears on the dividend payments related to its 8% Cumulative Convertible Redeemable Preference Shares. Wace has been prohibited from making dividend payments due to its lack of distributable reserves, and has not made a dividend payment since July 1999. The arrearage, which is included as part of "Minority interest" in the Consolidated Balance Sheets, totals $9,488,000 at May 15, 2003.

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

 2.2 Stock Purchase Agreement dated as of April 11, 2002, by and among DPG Holdings, Inc., Devon Group, Inc., and Applied
         Graphics Technologies, Inc. (Incorporated by reference to
         Exhibit No. 2.2 forming part of the Registrant's Quarterly
         Report on Form 10-Q (File No. 1-16431) filed with the
         Securities and Exchange Commission under the Securities
         Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2002).
 3.1(a) First Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming part of the Registrant's Registration Statement on Form S-1 (File No.
         333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.1(b)  Certificate of Amendment of First Restated Certificate of
         Incorporation (Incorporated by reference to Exhibit No.
         3.1(b) forming part of the Registrant's Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and
         Exchange Commission under the Securities Exchange Act of
         1934, as amended, for the quarterly period ended June 30,
         1998).
 3.1(c)  Second Certificate of Amendment of First Restated
         Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1(c) forming part of the Registrant's Annual
         Report on Form 10-K (File No. 0-28208) filed with the
         Securities and Exchange Commission under the Securities
         Exchange Act of 1934, as amended, for the fiscal year ended
         December 31, 2000).
 3.2(a)  Amended and Restated By-Laws of Applied Graphics
         Technologies, Inc. (Incorporated by reference to Exhibit No.
         3.2 forming part of Amendment No. 3 to the Registrant's
         Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.2(b)  Amendment to Amended and Restated By-Laws of Applied
         Graphics Technologies, Inc. (Incorporated by reference to
         Exhibit No. 3.3 forming part of the Registrant's
         Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.2(c)  Amendment to Amended and Restated By-Laws of Applied
         Graphics Technologies, Inc. (Incorporated by reference to
         Exhibit No. 3.2(c) forming part of Registrant's Quarterly
         Report on Form 10-Q (File No. 0-28208) filed with the
         Securities and Exchange Commission under the Securities
         Exchange Act of 1934, as amended, for the quarterly period ended September 30, 2000).
 4       Specimen Stock Certificate (Incorporated by reference to
         Exhibit 7 forming part of Registrant's Registration
         Statement on Form 8-A (File No. 1-16431) filed with the
         Securities and Exchange Commission under the Securities
         Exchange Act of 1934, as amended, on April 5, 2001).
10.2     Applied Graphics Technologies, Inc. 1996 Stock Option Plan
         (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
         Statement on Form S-1 (File No. 333-00478) filed with the
         Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.3     Applied Graphics Technologies, Inc. Non-Employee Directors
         Nonqualified Stock Option Plan (Incorporated by reference to
         Exhibit No. 10.3 forming part of Amendment No. 3 to the
         Registrant's Registration Statement on Form S-1 (File No.
         333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.6(a) Employment Agreement dated as of January 16, 2003, by and between the Registrant and Joseph D. Vecchiolla.
10.6(b) Employment Agreement dated as of January 31, 2003, by and between the Registrant and Fred Drasner.
10.6(c) Employment Agreement dated as of January 31, 2003, by and between the Registrant and Martin D. Krall.
10.6(d) Employment Agreement dated as of January 31, 2003, by and between the Registrant and Kenneth G. Torosian.

10.7 Form of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.7 forming part of Amendment No.
         3 to the Registrant's Registration Statement on Form S-1
         (File No. 333-00478) filed with the Securities and Exchange
         Commission under the Securities Act of 1933, as amended).
10.8     Applied Graphics Technologies, Inc., 1998 Incentive
         Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit No. 10.8 forming part of Registrant's
         Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
         Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).
10.8(a)  Amendment No. 1, dated as of May 8, 2000, to the Applied
         Graphics Technologies, Inc., Amended and Restated 1998
         Incentive Compensation Plan (Incorporated by reference to
         Exhibit No. 10.8(a) forming part of the Registrant's
         Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
         Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
10.9     Second Amended and Restated Credit Agreement, dated as of
         April 15, 2003, among Applied Graphics Technologies, Inc.,
         Other Institutional Lenders, and Fleet National Bank as
         Administrative Agent (Incorporated by reference to Exhibit
         No. 10.9 forming part of Registrant's Annual Report on Form
         10-K (File No. 1-16431) filed with the Securities and
         Exchange Commission under the Securities Exchange Act of
         1934, as amended, for the fiscal year ended December 31,
         2002).
10.10 Consulting Agreement, dated as of March 1, 2001, by and between the Company and Knollwood Associates, LLC.
         (Incorporated by reference to Exhibit No. 10.10 forming part of the Registrant's Quarterly Report on Form 10-Q (File No.
         1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2001).
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

(b) The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2003:

     Current Report on Form 8-K filed on March 3, 2003, announcing the failure of the Company to make the semi-annual interest payment on the Company's outstanding 10% subordinated notes on its due date and the payment of the semi-annual interest within the allowable grace period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                                            (Registrant)

                                          By:       /s/ FRED DRASNER
                                            ------------------------------------
                                                        Fred Drasner
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: May 15, 2003

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

Date: May 15, 2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ FRED DRASNER
                                          --------------------------------------
                                                       Fred Drasner
                                             Chairman of the Board and Chief
                                                    Executive Officer

May 15, 2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ KENNETH G. TOROSIAN
                                          --------------------------------------
                                                   Kenneth G. Torosian
                                          Senior Vice President, Chief Financial
                                                  Officer, and Treasurer

May 15, 2003