Form 10-Q
period 2003-06-30
APPLIED GRAPHICS TECHNOLOGIES INC
filed 2003-08-14
CIK 1006030

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     The number of shares of the registrant's common stock outstanding as of July 31, 2003, was 9,147,565.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER-SHARE AMOUNTS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   6,431    $   4,724
  Trade accounts receivable (net of allowances of $6,200 in
     2003 and $8,273 in 2002)...............................     82,793       89,661
  Due from affiliates.......................................        363          405
  Inventory.................................................     18,501       16,608
  Prepaid expenses..........................................      9,280        4,629
  Deferred income taxes.....................................     14,104       14,104
  Other current assets......................................      1,005        2,830
                                                              ---------    ---------
     Total current assets...................................    132,477      132,961
Property, plant, and equipment -- net.......................     53,260       56,906
Other intangible assets -- net..............................      1,586        1,364
Deferred income taxes.......................................      1,616        1,753
Other assets................................................        685        7,110
                                                              ---------    ---------
     Total assets...........................................  $ 189,624    $ 200,094
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  12,329    $  14,932
  Accrued expenses..........................................     45,887       56,936
  Current portion of long-term debt and obligations under
     capital leases.........................................    131,081       14,050
  Due to affiliates.........................................        189          442
  Restructuring liabilities.................................      8,229       10,585
  Other current liabilities.................................     17,928       23,722
                                                              ---------    ---------
     Total current liabilities..............................    215,643      120,667
Long-term debt..............................................     46,233      150,008
Subordinated notes..........................................     30,700       29,894
Obligations under capital leases............................        100          204
Other liabilities...........................................      7,433        8,638
                                                              ---------    ---------
     Total liabilities......................................    300,109      309,411
                                                              ---------    ---------
Commitments and contingencies
Minority interest -- Redeemable Preference Shares issued by
  subsidiary................................................     43,651       42,045
                                                              ---------    ---------
Stockholders' Deficit:
  Preferred stock (no par value, 10,000,000 shares
     authorized; no shares outstanding).....................
  Common stock ($0.01 par value, 150,000,000 shares
     authorized; 9,147,565 shares issued and outstanding in
     2003 and 2002).........................................         92           92
  Additional paid-in capital................................    390,773      390,768
  Accumulated other comprehensive loss......................     (1,524)        (653)
  Retained deficit..........................................   (543,477)    (541,569)
                                                              ---------    ---------
     Total stockholders' deficit............................   (154,136)    (151,362)
                                                              ---------    ---------
     Total liabilities and stockholders' deficit............  $ 189,624    $ 200,094
                                                              =========    =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                      FOR THE SIX MONTHS    FOR THE THREE MONTHS
                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                     --------------------   --------------------
                                                       2003       2002        2003       2002
                                                     --------   ---------   --------   ---------
Revenues...........................................  $196,832   $ 204,454   $99,086    $105,933
Cost of revenues...................................   130,106     139,004    65,141      71,339
                                                     --------   ---------   -------    --------
Gross profit.......................................    66,726      65,450    33,945      34,594
                                                     --------   ---------   -------    --------
Selling, general, and administrative expenses......    60,102      60,622    29,104      30,066
Amortization of intangibles........................       203         174       112          93
Loss (gain) on disposal of property and
  equipment........................................        (4)        119        71         234
Restructuring charges..............................        99                    99
Impairment of goodwill.............................                 1,440                 1,440
                                                     --------   ---------   -------    --------
Operating income...................................     6,326       3,095     4,559       2,761
Interest expense...................................    (8,975)     (9,238)   (4,698)     (5,149)
Interest income....................................       118         125        53          69
Other income (expense) -- net......................      (723)       (117)     (729)        (22)
                                                     --------   ---------   -------    --------
Loss from continuing operations before provision
  for income taxes and minority interest...........    (3,254)     (6,135)     (815)     (2,341)
Provision (benefit) for income taxes...............    (1,139)       (486)     (285)         29
                                                     --------   ---------   -------    --------
Loss from continuing operations before minority
  interest.........................................    (2,115)     (5,649)     (530)     (2,370)
Minority interest..................................    (1,327)     (1,190)     (667)       (602)
                                                     --------   ---------   -------    --------
Loss from continuing operations....................    (3,442)     (6,839)   (1,197)     (2,972)
Income (loss) from discontinued operations.........     1,534      (5,846)    1,534         348
Cumulative effect of change in accounting
  principle........................................              (327,875)
                                                     --------   ---------   -------    --------
Net income (loss)..................................    (1,908)   (340,560)      337      (2,624)
Other comprehensive income (loss)..................      (871)         44    (1,446)       (270)
                                                     --------   ---------   -------    --------
Comprehensive loss.................................  $ (2,779)  $(340,516)  $(1,109)   $ (2,894)
                                                     ========   =========   =======    ========
Basic income (loss) per common share:
  Loss from continuing operations..................  $  (0.38)  $   (0.75)  $ (0.13)   $  (0.33)
  Income (loss) from discontinued operations.......      0.17       (0.64)     0.17        0.04
  Cumulative effect of change in accounting
     principle.....................................                (36.00)
                                                     --------   ---------   -------    --------
  Total............................................  $  (0.21)  $  (37.39)  $  0.04    $  (0.29)
                                                     ========   =========   =======    ========
Diluted income (loss) per common share:
  Loss from continuing operations..................  $  (0.38)  $   (0.75)  $ (0.13)   $  (0.33)
  Income (loss) from discontinued operations.......      0.17       (0.64)     0.17        0.04
  Cumulative effect of change in accounting
     principle.....................................                (36.00)
                                                     --------   ---------   -------    --------
  Total............................................  $  (0.21)  $  (37.39)  $  0.04    $  (0.29)
                                                     ========   =========   =======    ========
Weighted average number of common shares:
  Basic............................................     9,148       9,108     9,148       9,148
  Diluted..........................................     9,148       9,108     9,148       9,148

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2003         2002
                                                              ----------   -----------
Cash flows from operating activities:
Net loss....................................................   $ (1,908)    $(340,560)
Adjustments to reconcile net loss to net cash from operating activities:
  Loss (income) from discontinued operations................     (1,534)        5,846
  Depreciation and amortization.............................      8,075         8,981
  Deferred taxes............................................                   (1,089)
  Loss (gain) on disposal of property and equipment.........         (4)          119
  Provision for bad debts...................................       (101)         (776)
  Cumulative effect of change in accounting principle.......                  328,529
  Impairment of goodwill....................................                    1,440
  Other.....................................................      1,545         1,580
Changes in operating assets and liabilities, net of effects
  of dispositions:
  Trade accounts receivable.................................      7,337         8,342
  Due from/to affiliates....................................       (210)         (979)
  Inventory.................................................     (1,841)       (3,762)
  Other assets..............................................      5,016          (685)
  Accounts payable and accrued expenses.....................    (14,020)       (2,378)
  Other liabilities.........................................     (6,980)       (2,981)
  Net cash provided by operating activities of discontinued
     operations.............................................                      795
                                                               --------     ---------
Net cash provided by (used in) operating activities.........     (4,625)        2,422
                                                               --------     ---------
Cash flows from investing activities:
  Property, plant, and equipment expenditures...............     (4,628)       (6,681)
  Proceeds from sale of property and equipment..............        442           286
  Proceeds from the sale of a business......................                   33,503
  Other.....................................................                     (720)
  Net cash used in investing activities of discontinued
     operations.............................................                      (93)
                                                               --------     ---------
Net cash provided by (used in) investing activities.........     (4,186)       26,295
                                                               --------     ---------
Cash flows from financing activities:
  Repayments of term loans..................................    (13,526)      (31,500)
  Borrowings under revolving credit line -- net.............     27,009         2,800
  Repayments of notes and capital lease obligations.........       (333)         (581)
  Payment of debt financing fees............................     (2,780)       (1,025)
  Net cash used in financing activities of discontinued
     operations.............................................                     (279)
                                                               --------     ---------
Net cash provided by (used in) financing activities.........     10,370       (30,585)
                                                               --------     ---------
Net increase (decrease) in cash and cash equivalents........      1,559        (1,868)
Effect of exchange rate changes on cash and cash
  equivalents...............................................        148            27
Cash and cash equivalents at beginning of period............      4,724         4,949
                                                               --------     ---------
Cash and cash equivalents at end of period..................   $  6,431     $   3,108
                                                               ========     =========

             See Notes to Interim Consolidated Financial Statements

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                  -----------------------------------------------
                                                                         ACCUMULATED
                                                           ADDITIONAL       OTHER
                                                  COMMON    PAID-IN     COMPREHENSIVE   RETAINED
                                                  STOCK     CAPITAL         LOSS         DEFICIT
                                                  ------   ----------   -------------   ---------
Balance at January 1, 2003......................   $92      $390,768       $  (653)     $(541,569)
Compensation cost of vested stock options issued
  to non-employees..............................                   5
Reclassification adjustment for losses realized
  in net income.................................                                19
Reclassification of cumulative effect of change
  in accounting principle.......................                                 2
Unrealized loss from foreign currency
  translation adjustments.......................                              (892)
Net loss........................................                                           (1,908)
                                                   ---      --------       -------      ---------
Balance at June 30, 2003........................   $92      $390,773       $(1,524)     $(543,477)
                                                   ===      ========       =======      =========

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

2.  TENDER OFFER AND RECAPITALIZATION

     On August 4, 2003, KAGT Acquisition Corp., a wholly-owned subsidiary of KAGT Holdings, Inc., an affiliate of funds managed by Kohlberg & Co., LLC ("Kohlberg"), completed a tender offer for the Company with 6,081,145 shares of the Company's outstanding common stock, or approximately 66% of the total shares outstanding, being validly tendered and accepted for payment. Concurrent with the closing of the tender offer, the Company completed a restructuring and extinguishment of its existing credit facility. The tender offer and the extinguishment of the existing credit facility are part of an overall recapitalization in which the Company also redeemed all of its outstanding subordinated notes and all of the outstanding preference shares of a subsidiary of the Company. KAGT Acquisition Corp. plans to acquire the Company's remaining outstanding shares of common stock through a second-step merger, which is expected to be consummated within the next several months.

     The overall recapitalization is being funded with $52,000 from KAGT Acquisition Corp., of which $44,200 will initially be subordinated debt of the Company (the "KAGT Note") and all of which will be converted into equity upon completion of the second-step merger, and approximately $72,500 of debt under a new credit facility entered into by the Company with a new lender group. Of the total funding, approximately $97,700 was used to fully repay $176,097 of borrowings outstanding under the Company's old credit facility at the closing of the tender offer, and approximately $7,800 will be paid directly to holders of the Company's common stock by KAGT Acquisition Corp., of which approximately $5,200 was paid upon the closing of the tender offer and approximately $2,600 will be paid upon completion of the second-step merger. The $5,200 that was paid upon the closing of the tender offer was provided to KAGT Acquisition Corp. as equity financing by funds managed by Kohlberg and another investor. In addition, approximately $9,000 was paid to fully redeem the outstanding subordinated notes, including accrued interest, and approximately $6,300 was paid to fully redeem the outstanding preference shares, of which $1,800 is committed to be reinvested in the Company by certain holders of the preference shares in the form of a subordinated note. The remaining funding of $3,700 will be paid to cover fees and expenses of the transaction, including bank fees. Additional fees totaling approximately $4,000, including approximately $3,000 to be paid to Kohlberg, were deferred at the time of the closing of the tender offer and will be paid from working capital or borrowings under the Company's new credit facility.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     The amounts outstanding at June 30, 2003, for the Company's various obligations impacted by the recapitalization, and the amounts outstanding for such obligations upon the closing of the tender offer and assuming the completion of all transactions contemplated by the recapitalization, including the second-step merger and the conversion of the KAGT Note into equity, are as follows:

                                               JUNE 30,   AFTER TENDER          AFTER
                                                 2003     OFFER CLOSING   SECOND-STEP MERGER
                                               --------   -------------   ------------------
Credit facility debt.........................  $175,697     $ 72,469           $70,669
Subordinated notes (including $1,279 of
  accrued interest)..........................    31,979           --                --
Preference shares issued by subsidiary.......    43,651           --                --
Other subordinated debt......................        --       44,200             1,800
                                               --------     --------           -------
Total........................................  $251,327     $116,669           $72,469
                                               ========     ========           =======

3.  EMPLOYEE STOCK OPTIONS

     The Company accounts for stock-based employee compensation based on the intrinsic value of stock options granted in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Information relating to stock-based employee compensation, including the pro forma effects had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is as follows:

                                                 SIX MONTHS ENDED     THREE MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   ------------------
                                                 2003       2002       2003       2002
                                                -------   ---------   -------   --------
Net income (loss) as reported.................  $(1,908)  $(340,560)  $  337    $(2,624)
Stock-based compensation expense, net of tax,
  included in net income (loss) as reported...       --          --       --         --
Stock-based compensation expense, net of tax,
  under fair value method.....................     (624)       (934)    (314)      (470)
                                                -------   ---------   ------    -------
Pro forma net income (loss)...................  $(2,532)  $(341,494)  $   23    $(3,094)
                                                =======   =========   ======    =======
Basic and diluted net income (loss) per share
  as reported.................................  $ (0.21)  $  (37.39)  $ 0.04    $ (0.29)
Pro forma basic and diluted net income (loss)
  per share...................................  $ (0.28)  $  (37.49)  $   --    $ (0.34)

     Upon the closing of the tender offer, the Company repurchased 923,000 in-the-money stock options held by employees and non-employee directors for approximately $400. The amount paid to repurchase each in-the-money stock option was the difference between the price paid per share in connection with the tender offer and the exercise price of such stock option. All remaining stock options were cancelled without further payment.

4.  RESTRUCTURING

     The Company initiated and completed a plan during the second quarter of 2003 (the "2003 Second Quarter Plan") to close its Rochester, New York, facility and move its operations to existing facilities in New York City and Nashua, New Hampshire. In connection with the "2003 Second Quarter Plan" the Company incurred a charge of $99, which consisted of $95 for a lease termination payment, $3 for severance related to the termination of one employee, and $1 for future rental obligations on abandoned equipment.

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     In addition, the Company initiated various restructuring plans in prior periods (the "2002 Third Quarter Plan," the "2001 Fourth Quarter Plan," the "2001 Second Quarter Plan," the "2000 Second Quarter Plan," and the "1999 Fourth Quarter Plan," respectively) under which it continues to make certain payments. During the six months ended June 30, 2003, the Company paid $2,454 related to all of its various restructuring plans, and the Company had a liability of $8,229 for the future payments associated with the various restructuring plans as of June 30, 2003. The remaining liability for future payments and the amounts charged against the respective restructuring liabilities during the six months ended June 30, 2003, were as follows:

                                                   2003 SECOND     2002 THIRD    2001 FOURTH
                                                   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                                   ------------   ------------   ------------
Balance at January 1, 2003.......................                    $1,725        $ 8,170
Restructuring charge.............................      $ 99
Facility closure costs...........................       (95)           (305)        (1,673)
Employee termination costs.......................        (3)             (7)          (159)
Abandoned leased equipment.......................        (1)            (68)           (45)
                                                       ----          ------        -------
Balance at June 30, 2003.........................      $ --          $1,345        $ 6,293
                                                       ====          ======        =======

                                                   2001 SECOND    2000 SECOND    1999 FOURTH
                                                   QUARTER PLAN   QUARTER PLAN   QUARTER PLAN
                                                   ------------   ------------   ------------
Balance at January 1, 2003.......................      $269           $409           $ 12
Facility closure costs...........................                      (87)
Abandoned leased equipment.......................                                     (12)
                                                       ----           ----           ----
Balance at June 30, 2003.........................      $269           $322           $ --
                                                       ====           ====           ====

     The number of employees paid during the six months ended June 30, 2003, that resulted in a reduction of the restructuring plans' liabilities for employee termination costs were one for the 2003 Second Quarter Plan, one for the 2002 Third Quarter Plan, and two for the 2001 Fourth Quarter Plan.

5.  DISCONTINUED OPERATIONS

     In connection with the sale of the Company's publishing business in April 2002, a portion of the proceeds were originally held in escrow under the terms of the sale to satisfy any claims related to contractual warranties. The Company received $500 from the escrow in November 2002, and received the remaining $1,534 in April 2003. Additionally, in the second quarter of 2003, the Company recognized $1,534 of income from discontinued operations from the reversal of liabilities originally established to cover such contingencies.

6.  INVENTORY

     The components of inventory were as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Work-in-process.............................................  $17,059      $14,554
Raw materials...............................................    1,442        2,054
                                                              -------      -------
Total.......................................................  $18,501      $16,608
                                                              =======      =======

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

7.  LONG TERM DEBT

     In April 2003, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") that extended the maturity of the credit facility through April 2004. As part of the Amended Credit Agreement, the Company agreed that the failure of the Company and its senior lenders to consummate a restructuring or recapitalization on or before July 15, 2003, would constitute an event of default. In July 2003, the Company and its senior lenders entered into amendments to the Amended Credit Agreement extending the deadline for the restructuring or recapitalization to July 31, 2003.

     On August 4, 2003, in connection with the tender offer and the recapitalization (see Note 2 to the Interim Consolidated Financial Statements), the Company settled all amounts outstanding under the Amended Credit Agreement, which totaled $176,097, and entered into a Loan and Security Agreement with a new lender group that matures in August 2008 (the "Loan Agreement"). The Loan Agreement provides for two term loans totaling $22,000 and $27,000 ("Term Loan A" and "Term Loan B," respectively) and a revolving credit line with a maximum availability of $58,000, subject to a borrowing base limitation based on receivables. Borrowings under the Loan Agreement will be secured by all of the receivables, inventory, and real and personal property of the Company and certain of its subsidiaries. The interest rate on funds borrowed under the revolving credit line of the Loan Agreement is either LIBOR plus 3.00% or the prime rate plus 1.50%. The interest rates on Term Loan A and Term Loan B are the prime rate plus 2.00% and 8.25%, respectively.

     Initial borrowings on August 4, 2003, under the Loan Agreement totaled $72,469, a portion of which were used to partially settle the amounts outstanding under the Amended Credit Agreement. The non-current portion of the amounts borrowed under the Loan Agreement are therefore reflected as non-current in the Company's Consolidated Balance Sheet at June 30, 2003.

     Under the terms of the Loan Agreement, the Company will have to comply with certain quarterly covenants related to minimum EBITDA (as defined in the Loan Agreement), fixed charge ratios, leverage ratios, and capital spending.

8.  DERIVATIVES

     The fair value of the Company's interest rate swaps was a net loss of $279 and $1,954 at June 30, 2003 and 2002, respectively. The Company recognized as a component of interest expense a non-cash benefit of $1,088 and $63 for the six months ended June 30, 2003 and 2002, respectively, and a non-cash benefit of $586 and a non-cash charge of $289 for the three months ended June 30, 2003 and 2002, respectively, which consisted of the following:

                                                        SIX MONTHS       THREE MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      ---------------   --------------
                                                       2003     2002     2003    2002
                                                      -------   -----   ------   -----
Change in fair market value of swaps not designated
  as hedges.........................................  $(1,124)  $(281)  $(586)   $181
Reclassification of loss in "Accumulated other
  comprehensive income (loss)"......................       33     198              99
Reclassification of cumulative effect recorded upon
  adoption of SFAS No. 133..........................        3      20               9
                                                      -------   -----   -----    ----
Total charge (benefit)..............................  $(1,088)  $ (63)  $(586)   $289
                                                      =======   =====   =====    ====

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

     In connection with the restructuring of its credit facility and settlement of amounts outstanding under the Amended Credit Agreement, the Company terminated the two interest rate swap agreements and paid $576, which approximated the accrued interest through maturity.

9.  RELATED PARTY TRANSACTIONS

     Sales to, purchases from, and administrative charges incurred with related parties during the six and three months ended June 30, 2003 and 2002, were as follows:

                                                        SIX MONTHS       THREE MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      ---------------   ---------------
                                                       2003     2002    2003     2002
                                                      ------   ------   -----   -------
Affiliate sales.....................................  $1,444   $3,118   $734    $1,507
Affiliate purchases.................................  $  267   $  231   $128    $  166
Administrative charges..............................  $  853   $  802   $401    $  441

     Administrative charges include charges for rent incurred for leases with affiliates and for certain legal, administrative, and computer services provided by affiliates.

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Payments of interest and income taxes for the six months ended June 30, 2003 and 2002, were as follows:

                                                               2003      2002
                                                              -------   ------
Interest paid...............................................  $10,176   $8,965
Income taxes paid -- net of refunds.........................  $   845   $  739

     Noncash investing and financing activities for the six months ended June 30, 2003 and 2002, were as follows:

                                                              2003   2002
                                                              ----   ----
Compensation cost of vested stock options issued to
  non-employees.............................................   $5    $  6
Additions to goodwill for contingent payments...............         $720
Fair value of warrants issued to banks......................         $404

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

11.  SEGMENT INFORMATION

     Segment information relating to results of operations for the six and the three months ended June 30, 2003 and 2002, was as follows:

                                               SIX MONTHS ENDED     THREE MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   ------------------
                                                2003       2002      2003       2002
                                              --------   --------   -------   --------
Revenue:
Content Management Services.................  $181,515   $190,979   $91,353   $ 98,969
Other operating segments....................    15,317     13,475     7,733      6,964
                                              --------   --------   -------   --------
Total.......................................  $196,832   $204,454   $99,086   $105,933
                                              ========   ========   =======   ========
Operating Income (Loss):
Content Management Services.................  $ 15,121   $ 18,495   $ 8,210   $ 11,237
Other operating segments....................     1,780          1     1,006         46
                                              --------   --------   -------   --------
Total.......................................    16,901     18,496     9,216     11,283
Other business activities...................   (10,277)   (13,668)   (4,375)    (6,755)
Amortization of intangibles.................      (203)      (174)     (112)       (93)
Gain (loss) on disposal of property and
  equipment.................................         4       (119)      (71)      (234)
Restructuring charges.......................       (99)                 (99)
Impairment of goodwill......................               (1,440)              (1,440)
Interest expense............................    (8,975)    (9,238)   (4,698)    (5,149)
Interest income.............................       118        125        53         69
Other income (expense)-net..................      (723)      (117)     (729)       (22)
                                              --------   --------   -------   --------
Consolidated loss before provision for
  income taxes and minority interest........  $ (3,254)  $ (6,135)  $  (815)  $ (2,341)
                                              ========   ========   =======   ========

     Segment information relating to the Company's assets as of June 30, 2003, and December 31, 2002, was as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Total Assets:
Content Management Services.................................  $146,628     $157,297
Other operating segments....................................     9,659       11,833
Other business activities...................................    33,337       30,964
                                                              --------     --------
Total.......................................................  $189,624     $200,094
                                                              ========     ========

12.  RECENTLY ADOPTED ACCOUNTING STANDARDS

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

                      APPLIED GRAPHICS TECHNOLOGIES, INC.

2003. The adoption of the recognition criteria of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, or at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for reporting and measuring certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial condition or results of operations.

13.  LITIGATION

     As previously reported, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the United States Bankruptcy Code on January 22, 2002, with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). Meridian Retail, Inc. ("Meridian"), an indirect wholly owned subsidiary of the Company, is a provider of services to Kmart. On January 25, 2002, Kmart obtained an order from the Bankruptcy Court authorizing it to pay pre-Chapter 11 amounts to designated categories of vendors whom Kmart deemed critical (the "Critical Vendor Order"). Pursuant to the Critical Vendor Order, Meridian was paid substantially all of its accounts receivable for services rendered to Kmart prior to its bankruptcy filing. By a decision dated April 8, 2003, the United States District Court for the Northern District of Illinois (the "District Court") reversed the Critical Vendor Order as it applies to all of Kmart's critical vendors. Kmart has appealed that decision to the United States Court of Appeals for the Seventh Circuit. On May 5, 2003, Kmart filed a complaint in the Bankruptcy Court against Meridian, which was amended on June 27, 2003, to include the Company as a defendant, claiming that Kmart did not intend to treat Meridian as a critical vendor and that Meridian was erroneously paid approximately $10,800 as a critical vendor in the postpetition period. Kmart's complaint also refers to the District Court's reversal of the Critical Vendor Order. In addition, Kmart's complaint alleges that virtually all payments received by Meridian during the ninety days preceding Kmart's bankruptcy filing totaling approximately $13,200 are recoverable as preferential payments under the applicable provision of the Bankruptcy Code. Accordingly, Kmart is seeking to recover amounts totaling approximately $24,000. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position, although there can be no assurances as to the final outcome of this action.

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

     In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance, the stability of the markets and customers the Company serves, and the future financial position of the Company. Based on the Company's estimates, a valuation allowance of $17,539 was established against the carrying value of the Company's deferred tax assets at June 30, 2003, and December 31, 2002, resulting in net deferred tax assets of $15,720 at June 30, 2003 and $15,857 at December 31, 2002. A change in the Company's assumptions, including better or worse operating performance than projected, the loss of a significant customer, or a deterioration in the markets served by the Company would result in a change in the amount of deferred tax assets that will be recovered by the

Company, and therefore will result in an adjustment to the valuation allowance established at June 30, 2003. Such adjustment, either positive or negative, would be reflected as a component of the Company's provision for income taxes.

     In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions regarding the financial stability of its customers and the validity of any potential claims raised by its customers. Based on the Company's estimates, an allowance for doubtful accounts of $6,200 was established at June 30, 2003, compared to an allowance of $8,273 at December 31, 2002. A change in the Company's assumptions, including the financial stability of the Company's customers, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company's selling, general, and administrative expense.

     In assessing the carrying value of the liabilities associated with its various restructuring efforts, the Company had to estimate the timing and amount of future payments to be made under certain contractual obligations, primarily those relating to building leases. In making such estimates, the Company has to make various assumptions, including but not limited to, the real estate rental market in future periods, the financial stability of the Company's existing subtenants, the willingness of existing subtenants to renew their subleases, and the timing and pricing of any future subleases. Based on the Company's estimates, the carrying value of the Company's restructuring liabilities was $8,229 at June 30, 2003, as compared to $10,585 at December 31, 2002. A change in the Company's assumptions, including, but not limited to, the timing and pricing of any future sublease arrangements, the willingness of existing subtenants to renew their subleases, and the ability of existing subtenants to continue to meet their current obligations would result in the Company paying amounts that differ from the current carrying value of its restructuring liabilities. Such difference, either positive or negative, would be reflected as a restructuring charge or restructuring income.

RESULTS OF OPERATIONS

  SIX MONTHS ENDED JUNE 30, 2003, COMPARED WITH 2002

     Revenues in the first six months of 2003 were $7,622, or 3.7%, lower than in the comparable period in 2002. Revenues in the 2003 period decreased by $9,464 from content management services and $291 from digital services, and were partially offset by increased revenues of $2,133 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the continued weakness in the advertising market in the first six months of 2003 that adversely impacted the Company's operations servicing advertising agencies, retailers, and magazine publishers. Increased revenues from broadcast media distribution services resulted from additional volume of premium services provided for which the Company receives higher rates.

     Gross profit increased by $1,276 in the first six months of 2003. The gross profit percentage in the first six months of 2003 was 33.9% as compared to 32.0% in the 2002 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting in the Company's content management services business related to the Company's operational restructuring and integration efforts that were completed in the second quarter of 2002. The gross profit percentage also increased due to the additional volume of premium services provided by the Company's broadcast media distribution services.

     Selling, general, and administrative expenses in the first six months of 2003 were $520 lower than in the 2002 period. Selling, general, and administrative expenses as a percent of revenue increased to 30.5% in the 2003 period from 29.7% in the 2002 period. This increase in the percentage was due primarily to additional costs incurred to support the higher volumes of revenue achieved in the latter part of 2002, with such costs not being reduced commensurately with the decline in revenue.

     The results of operations for the six months ended June 30, 2003, include a restructuring charge of $99 related to a plan initiated and completed by the Company during the second quarter of 2003 (the "2003 Second Quarter Plan"). Under the 2003 Second Quarter Plan, the Company closed its Rochester, New York, facility and moved its operations to existing facilities in New York City and Nashua, New Hampshire. The

Company terminated one employee as part of the 2003 Second Quarter Plan. The restructuring charge of $99 consisted of $95 for facility closure costs, $3 for employee termination costs, and $1 for future rental obligations on abandoned equipment.

     Interest expense in the first six months of 2003 was $263 lower than in the 2002 period due primarily to a larger non-cash benefit recognized in the 2003 period related to the accounting for the Company's interest rate swap arrangements, partially offset by $580 of interest allocated to discontinued operations in 2002 with no comparable allocation in 2003 and higher borrowings outstanding and interest rates under the Company's credit facility in the 2003 period.

     Other expense of $723 for the six months ended June 30, 2003, includes a charge of $923 for costs incurred in connection with the recapitalization of the Company (see Note 2 to the Interim Consolidated Financial Statements). This charge was partially offset by income of $250 associated with the settlement of certain contingent obligations, which were assumed by the Company in connection with the acquisition of Wace Group Limited ("Wace") in May 1999, for amounts less than originally estimated at the time of acquisition.

     In connection with the sale of the Company's publishing business in April 2002, a portion of the proceeds were originally held in escrow under the terms of the sale to satisfy any claims related to contractual warranties. The Company received $500 from the escrow in November 2002, and received the remaining $1,534 in April 2003. Additionally, in the second quarter of 2003, the Company recognized $1,534 of income from discontinued operations from the reversal of liabilities originally established to cover such contingencies.

     Revenues from business transacted with affiliates for the six months ended June 30, 2003 and 2002, totaled $1,444 and $3,118, respectively, representing 0.7% and 1.5%, respectively, of the Company's revenues.

  THREE MONTHS ENDED JUNE 30, 2003, COMPARED WITH 2002

     Revenues in the second quarter of 2003 were $6,847, or 6.5%, lower than in the comparable period in 2002. Revenues in the 2003 period decreased by $7,616 from content management services and $194 from digital services, and were partially offset by increased revenues of $963 from broadcast media distribution services. Decreased revenues from content management services primarily resulted from the continued weakness in the advertising market in the second quarter of 2003 that adversely impacted the Company's operations servicing advertising agencies, retailers, and magazine publishers. Increased revenues from broadcast media distribution services resulted from additional volume of premium services provided for which the Company receives higher rates.

     Gross profit decreased by $649 in the second quarter of 2003. The gross profit percentage in the second quarter of 2003 was 34.3% as compared to 32.7% in the 2002 period. The increase in the gross profit percentage primarily resulted from improved operating efficiencies and cost cutting in the Company's content management services business related to the Company's operational restructuring and integration efforts that were completed in the second quarter of 2002. The gross profit percentage also increased due to the additional volume of premium services provided by the Company's broadcast media distribution services.

     Selling, general, and administrative expenses in the second quarter of 2003 were $962 lower than in the 2002 period. Selling, general, and administrative expenses as a percent of revenue increased to 29.4% in the 2003 period from 28.4% in the 2002 period due primarily to additional costs incurred to support the higher volumes of revenue achieved in the latter part of 2002, with such costs not being reduced commensurately with the decline in revenue.

     The results of operations in the second quarter of 2003 include a restructuring charge of $99 related to the 2003 Second Quarter Plan.

     Interest expense in the second quarter of 2003 was $451 lower than in the 2002 period due primarily to a larger non-cash benefit recognized in the 2003 period related to the accounting for the Company's interest rate swap arrangements, partially offset by higher borrowings outstanding and interest rates under the Company's credit facility in the 2003 period.

     Other expense of $729 for the three months ended June 30, 2003, includes a charge of $923 for costs incurred in connection with the recapitalization of the Company (See Note 2 to the Interim Consolidated Financial Statements). This charge was partially offset by income of $250 associated with the settlement of certain contingent obligations, which were assumed by the Company in connection with the acquisition of Wace in May 1999, for amounts less than originally estimated at the time of acquisition.

     In connection with the sale of the Company's publishing business in April 2002, a portion of the proceeds were originally held in escrow under the terms of the sale to satisfy any claims related to contractual warranties. The Company received $500 from the escrow in November 2002, and received the remaining $1,534 in April 2003. Additionally, in the second quarter of 2003, the Company recognized $1,534 of income from discontinued operations from the reversal of liabilities originally established to cover such contingencies.

     Revenues from business transacted with affiliates for the three months ended June 30, 2003 and 2002, totaled $734 and $1,507, respectively, representing 0.7% and 1.4%, respectively, of the Company's revenues.

FINANCIAL CONDITION

     On August 4, 2003, KAGT Acquisition Corp., a wholly-owned subsidiary of KAGT Holdings, Inc., an affiliate of funds managed by Kohlberg & Co., LLC ("Kohlberg"), completed a tender offer for the Company with 6,081,145 shares of the Company's outstanding common stock, or approximately 66% of the total shares outstanding, being validly tendered and accepted for payment. Concurrent with the closing of the tender offer, the Company completed a restructuring and extinguishment of its existing credit facility. The tender offer and the extinguishment of the existing credit facility are part of an overall recapitalization in which the Company also redeemed all of its outstanding subordinated notes and all of the outstanding preference shares of a subsidiary of the Company. KAGT Acquisition Corp. plans to acquire the Company's remaining outstanding shares of common stock through a second-step merger, which is expected to be consummated within the next several months.

     The overall recapitalization is being funded with $52,000 from KAGT Acquisition Corp., of which $44,200 will initially be subordinated debt of the Company and all of which will be converted into equity upon completion of the second-step merger, and approximately $72,500 of debt under a new credit facility with a new lender group. Of the total funding, approximately $97,700 was used to fully repay $176,097 of borrowings outstanding under the Company's old credit facility at the closing of the tender offer, and approximately $7,800 will be paid directly to holders of the Company's common stock by KAGT Acquisition Corp., of which approximately $5,200 was paid upon the closing of the tender offer and approximately $2,600 will be paid upon completion of the second-step merger. The $5,200 that was paid upon the closing of the tender offer was provided to KAGT Acquisition Corp. as equity financing by funds managed by Kohlberg and another investor. In addition, approximately $9,000 was paid to fully redeem the outstanding subordinated notes, including accrued interest, and approximately $6,300 was paid to fully redeem the outstanding preference shares, of which $1,800 is committed to be reinvested in the Company by certain holders of the preference shares in the form of a subordinated note. The remaining funding of $3,700 will be paid to cover fees and expenses of the transaction, including bank fees. Additional fees totaling approximately $4,000, including approximately $3,000 to be paid to Kohlberg, were deferred at the time of the closing of the tender offer and will be paid from working capital or borrowings under the Loan Agreement.

     In April 2003, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") that extended the maturity of the credit facility through April 2004. As part of the Amended Credit Agreement, the Company agreed that the failure of the Company and its senior lenders to consummate a restructuring or recapitalization on or before July 15, 2003, would constitute an event of default. In July 2003, the Company and its senior lenders entered into amendments to the Amended Credit Agreement extending the deadline for the restructuring or recapitalization to July 31, 2003.

     On August 4, 2003, in connection with the closing of the tender offer and the recapitalization (see Note 2 to the Interim Consolidated Financial Statements), the Company settled all amounts outstanding under the Amended Credit Agreement, which totaled $176,097, and entered into a Loan and Security Agreement with a new lender group that matures in August 2008 (the "Loan Agreement"). The Loan Agreement provides for two term loans totaling $22,000 and $27,000 ("Term Loan A" and "Term Loan B," respectively) and a revolving credit line with a maximum availability of $58,000, subject to a borrowing base limitation based on receivables. Borrowings under the Loan Agreement will be secured by all of the receivables, inventory, and real and personal property of the Company and certain of its subsidiaries. The interest rate on funds borrowed under the revolving credit line of the Loan Agreement is either LIBOR plus 3.00% or the prime rate plus 1.50%. The interest rates on Term Loan A and Term Loan B are the prime rate plus 2.00% and 8.25%, respectively.

     As previously disclosed, in connection with the Company's discussions with third parties regarding a recapitalization of the Company, the Company did not pay the semi-annual interest payment on the subordinated notes due on January 31, 2003, until February 28, 2003. Such failure to pay the interest on its initial due date did not constitute an event of default since payment was made by the expiration of a 30-day grace period.

     Under the terms of the Amended Credit Agreement, the Company was required to comply with certain quarterly covenants related to leverage ratios, interest coverage ratios, fixed charge coverage ratios, and capital spending. In addition, the Company was required to satisfy a monthly minimum cumulative EBITDA (as defined in the Amended Credit Agreement) covenant. The Company was in compliance with all covenants at June 30, 2003.

     Under the terms of the Loan Agreement, the Company will have to comply with certain quarterly covenants related to minimum EBITDA (as defined in the Loan Agreement), fixed charge ratios, leverage ratios, and capital spending.

     The Company had outstanding two interest rate swap agreements with an aggregate notional amount of $50,000 that were scheduled to expire in August 2003. In connection with the restructuring of its credit facility and the settlement of amounts outstanding under the Amended Credit Agreement, the Company terminated the two interest rate swap agreements and paid $576, which approximated the accrued interest through maturity. Under the swap agreements, the Company paid a fixed rate of 5.798% per annum on a quarterly basis and was paid a floating rate based on the three-month LIBOR rate in effect at the beginning of each quarterly payment period.

     As previously reported, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the United States Bankruptcy Code on January 22, 2002, with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). Meridian Retail, Inc. ("Meridian"), an indirect wholly owned subsidiary of the Company, is a provider of services to Kmart. On January 25, 2002, Kmart obtained an order from the Bankruptcy Court authorizing it to pay pre-Chapter 11 amounts to designated categories of vendors whom Kmart deemed critical (the "Critical Vendor Order"). Pursuant to the Critical Vendor Order, Meridian was paid substantially all of its accounts receivable for services rendered to Kmart prior to its bankruptcy filing. By a decision dated April 8, 2003, the United States District Court for the Northern District of Illinois (the "District Court") reversed the Critical Vendor Order as it applies to all of Kmart's critical vendors. Kmart has appealed that decision to the United States Court of Appeals for the Seventh Circuit. On May 5, 2003, Kmart filed a complaint in the Bankruptcy Court against Meridian, which was amended on June 27, 2003, to include the Company as a defendant, claiming that Kmart did not intend to treat Meridian as a critical vendor and that Meridian was erroneously paid approximately $10,800 as a critical vendor in the postpetition period. Kmart's complaint also refers to the District Court's reversal of the Critical Vendor Order. In addition, Kmart's complaint alleges that virtually all payments received by Meridian during the ninety days preceding Kmart's bankruptcy filing totaling approximately $13,200 are recoverable as preferential payments under the applicable provision of the Bankruptcy Code. Accordingly, Kmart is seeking to recover amounts totaling approximately $24,000. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position, although there can be no assurances as to the final outcome of this action.

     During the first six months of 2003, other non-current assets decreased by $6,425 due primarily to the release of approximately $6,600 from an escrow account that was acquired in connection with the Wace acquisition in May 1999. The escrow account was initially established in connection with a sale of a business to satisfy any potential claims, all of which were satisfied in June 2003 with a payment of approximately $4,800. The remaining balance of approximately $1,800 was received by the Company in June 2003.

     Cash flows from operating activities of continuing operations during the first six months of 2003 decreased by $6,252 as compared to the comparable period in 2002 due primarily to the timing and amounts of payroll-related payments and the timing of vendor payments, partially offset by the cash received from escrow accounts and an increase in cash generated from operations.

     During the first six months of 2003, the Company repaid $13,526 of term loans, invested $4,628 in facility construction and new equipment, paid $2,780 in debt financing fees, and repaid $333 of notes and capital lease obligations. Such amounts were primarily funded by borrowings under the Company's revolving credit facility.

     The Company expects to spend approximately $12,000 over the course of the next twelve months for capital improvements, essentially all of which is for modernization. The Company intends to finance these expenditures under leasing arrangements, with working capital, or with borrowings under its credit facility.

     The Company believes that the cash flow from operations and available borrowing capacity will provide sufficient cash flows to fund its cash needs throughout 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure to market risk is interest rate risk. The Company had $175,697 outstanding under its credit facility at June 30, 2003. Interest rates on funds borrowed under the Company's credit facility vary based on changes to the prime rate or LIBOR. The Company partially managed its interest rate risk through two interest rate swap agreements under which the Company paid a fixed rate and was paid a floating rate based on the three month LIBOR rate. The notional amounts of the two interest rate swaps totaled $50,000 at June 30, 2003. A change in interest rates of 1.0% would result in a change in income before taxes of $1,257 based on the outstanding balance under the Company's credit facility and the notional amounts of the interest rate swap agreements at June 30, 2003.

     On August 4, 2003, in connection with a tender offer and overall recapitalization, the Company settled all amounts outstanding under its credit facility and entered into a new credit facility under which the Company initially borrowed $72,469. In addition, the Company terminated the two interest swap agreements and paid $576, which approximated the accrued interest through maturity.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments regarding legal proceedings previously disclosed in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2003, pursuant to the terms of its credit agreement, the Company issued warrants with an exercise price of $0.01 to its lenders to purchase 453,377 shares of the Company's common stock. Such warrants became exercisable immediately upon their issuance. The issuance of such securities by the Company were effected without registration based on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for private placements. Such warrants were cancelled in connection with the restructuring and extinguishment of the Company's old credit facility.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As previously disclosed in its filings with the Securities and Exchange Commission, a subsidiary of the Company, Wace Group Limited ("Wace"), is in arrears on the dividend payments related to its 8% Cumulative Convertible Redeemable Preference Shares (the "Preference Shares"). Wace had been prohibited from making dividend payments due to its lack of distributable reserves, and had not made a dividend payment since July 1999. The arrearage, which is included as part of "Minority interest" in the Consolidated Balance Sheets, totaled approximately $10,607,000 at August 12, 2003. Such arrearage was satisfied as part of the redemption, at a significant discount, of the Preference Shares in August 2003 in connection with a recapitalization of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of Applied Graphics Technologies, Inc., was held on June 12, 2003. The stockholders voted on the following matter:

          1. The election of the following eleven directors of the Company for terms expiring at the 2004 annual meeting of stockholders:

                                                               SHARES        SHARES
                                                              VOTED FOR     WITHHELD
                                                              ---------   ------------
Fred Drasner................................................  7,170,934      422,828
John W. Dreyer..............................................  7,180,871      412,891
Philip Guarascio............................................  7,181,267      412,495
John R. Harris..............................................  7,184,071      409,691
Martin D. Krall.............................................  7,181,971      411,791
Marne Obernauer, Jr. .......................................  7,182,611      411,151
David R. Parker.............................................  7,183,791      409,971
Joseph D. Vecchiolla........................................  7,172,605      421,157
John R. Walter..............................................  7,181,571      412,191
John Zuccotti...............................................  7,178,971      414,791
Mortimer B. Zuckerman.......................................  7,277,671      316,091

     As previously reported on a Current Report on Form 8-K, dated August 4, 2003, KAGT Acquisition Corp., a wholly-owned subsidiary of KAGT Holdings, Inc., an affiliate of funds managed by Kohlberg & Co., LLC, completed a tender offer for the Company with 6,082,365 shares of the Company's outstanding common stock being validly tendered and accepted for payment. Upon the closing of the tender offer, and in accordance with an Agreement and Plan of Merger among KAGT Holdings, Inc., KAGT Acquisition Corp., and the Company dated as of June 12, 2003, Fred Drasner, John Dreyer, Philip Guarascio, Martin Krall, Marne

Obernauer, Jr., Joseph Vecchiolla, John Walter, and Mortimer Zuckerman resigned, and James Kohlberg, Samuel Frieder, Christopher Lacovara, and Gordon Woodward were appointed as directors of the Company.

ITEM 5.  OTHER INFORMATION

     The Company appointed Nat Buonfiglio as Senior Vice President, Chief Financial Officer, and Treasurer to be effective as of August 16, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 2.1 Agreement and Plan of Merger, dated as of February 13, 1998, by and among Devon Group, Inc., Applied Graphics
             Technologies, Inc., and AGT Acquisition Corp. (Incorporated by reference to Exhibit No. 2.2 forming part of the Registrant's Annual Report on Form 10-K (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997).
 2.2 Stock Purchase Agreement dated as of April 11, 2002, by and among DPG Holdings, Inc., Devon Group, Inc., and Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 2.2 forming part of the Registrant's Quarterly
             Report on Form 10-Q (File No. 1-16431) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2002).
 2.3(a) Agreement and Plan of Merger, dated as of June 12, 2003, among KAGT Holdings, Inc., KAGT Acquisition Corp., and
             Applied Graphics Technologies, Inc. (Incorporated by reference to Exhibit No. (d)(1) forming part of Schedule TO of Tender Offer Statement filed by KAGT Acquisition Corp.
             with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on June 20,
             2003).
 2.3(b) First Amendment to Agreement and Plan of Merger, dated as of July 31, 2003, among KAGT Holdings, Inc., KAGT Acquisition
             Corp., and Applied Graphics Technologies, Inc. (Incorporated by reference to Exhibit No. (d)(10) forming part of Schedule
             TO of Tender Offer Statement filed by KAGT Acquisition Corp.
             with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on July 31,
             2003).
 3.1(a) First Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming part of the Registrant's Registration Statement on Form S-1 (File No.
             333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.1(b)      Certificate of Amendment of First Restated Certificate of
             Incorporation (Incorporated by reference to Exhibit No.
             3.1(b) forming part of the Registrant's Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the quarterly period ended June 30,
             1998).
 3.1(c)      Second Certificate of Amendment of First Restated
             Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1(c) forming part of the Registrant's Annual
             Report on Form 10-K (File No. 0-28208) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the fiscal year ended
             December 31, 2000).
 3.2(a)      Amended and Restated By-Laws of Applied Graphics
             Technologies, Inc. (Incorporated by reference to Exhibit No.
             3.2 forming part of Amendment No. 3 to the Registrant's
             Registration Statement on Form S-1 (File No. 333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
 3.2(b)      Amendment to Amended and Restated By-Laws of Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 3.3 forming part of the Registrant's
             Registration Statement on Form S-4 (File No. 333-51135) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

 3.2(c)      Amendment to Amended and Restated By-Laws of Applied
             Graphics Technologies, Inc. (Incorporated by reference to
             Exhibit No. 3.2(c) forming part of Registrant's Quarterly
             Report on Form 10-Q (File No. 0-28208) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the quarterly period ended September 30, 2000).
 4           Specimen Stock Certificate (Incorporated by reference to
             Exhibit 7 forming part of Registrant's Registration
             Statement on Form 8-A (File No. 1-16431) filed with the
             Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, on April 5, 2001).
10.1         Loan and Security Agreement, dated as of August 4, 2003, by and among Applied Graphics Technologies, Inc., the Lenders that are signatories thereto, Wells Fargo Foothill, Inc.,
             and Silver Point Finance, LLC
10.2         Applied Graphics Technologies, Inc. 1996 Stock Option Plan
             (Incorporated by reference to Exhibit No. 10.2 forming part of Amendment No. 3 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-00478) filed with the
             Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.3         Applied Graphics Technologies, Inc. Non-Employee Directors
             Nonqualified Stock Option Plan (Incorporated by reference to
             Exhibit No. 10.3 forming part of Amendment No. 3 to the
             Registrant's Registration Statement on Form S-1 (File No.
             333-00478) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
10.6(a)      Employment Agreement dated as of January 16, 2003, by and
             between the Registrant and Joseph D. Vecchiolla
             (Incorporated by reference to Exhibit No. 10.6(a) forming
             part of the Registrant's Quarterly Report on Form 10-Q (File
             No. 1-16431) filed with the Securities and Exchange
             Commission under the Securities Exchange Act of 1934, as
             amended, for the quarterly period ended March 31, 2003).
10.6(b)      Employment Agreement dated as of January 31, 2003, by and
             between the Registrant and Fred Drasner (Incorporated by
             reference to Exhibit No. 10.6(b) forming part of the
             Registrant's Quarterly Report on Form 10-Q (File No.
             1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2003).
10.6(c)(i)   Employment Agreement dated as of January 31, 2003, by and
             between the Registrant and Martin D. Krall (Incorporated by reference to Exhibit No. 10.6(c) forming part of the
             Registrant's Quarterly Report on Form 10-Q (File No.
             1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2003).
10.6(c)(ii)  Amendment #1, effective as of May 8, 2003, to Employment
             Agreement by and between Registrant and Martin D. Krall.
10.6(d)      Employment Agreement dated as of January 31, 2003, by and
             between the Registrant and Kenneth G. Torosian (Incorporated by reference to Exhibit No. 10.6(d) forming part of the
             Registrant's Quarterly Report on Form 10-Q (File No.
             1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2003).
10.7         Form of Registration Rights Agreement (Incorporated by
             reference to Exhibit No. 10.7 forming part of Amendment No.
             3 to the Registrant's Registration Statement on Form S-1
             (File No. 333-00478) filed with the Securities and Exchange
             Commission under the Securities Act of 1933, as amended).
10.8         Applied Graphics Technologies, Inc., 1998 Incentive
             Compensation Plan, as Amended and Restated (Incorporated by
             reference to Exhibit No. 10.8 forming part of Registrant's
             Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the quarterly period ended June 30, 1999).

10.8(a)      Amendment No. 1, dated as of May 8, 2000, to the Applied
             Graphics Technologies, Inc., Amended and Restated 1998
             Incentive Compensation Plan (Incorporated by reference to
             Exhibit No. 10.8(a) forming part of the Registrant's
             Quarterly Report on Form 10-Q (File No. 0-28208) filed with the Securities and Exchange Commission under the Securities
             Exchange Act of 1934, as amended, for the quarterly period ended June 30, 2000).
10.9(a)      Second Amended and Restated Credit Agreement, dated as of
             April 15, 2003, among Applied Graphics Technologies, Inc.,
             Other Institutional Lenders, and Fleet National Bank as
             Administrative Agent (Incorporated by reference to Exhibit
             No. 10.9 forming part of Registrant's Annual Report on Form
             10-K (File No. 1-16431) filed with the Securities and
             Exchange Commission under the Securities Exchange Act of
             1934, as amended, for the fiscal year ended December 31,
             2002).
10.9(b)      First Amendment, dated as of July 3, 2003, to the Second
             Amended and Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders, and Fleet
             National Bank as Administrative Agent.
10.9(c)      Second Amendment, dated as of July 23, 2003, to the Second
             Amended and Restated Credit Agreement among Applied Graphics
             Technologies, Inc., Other Institutional Lenders, and Fleet
             National Bank as Administrative Agent.
10.9(d) Lock-up Agreement, dated as of June 12, 2003, by and among Applied Graphics Technologies, Inc., KAGT Holdings, Inc.,
             Fleet National Bank as Administrative Agent, and the lenders party to the Second Amended and Restated Credit Agreement, dated as of April 15, 2003, among Applied Graphics
             Technologies, Inc., Other Institutional Lenders, and Fleet
             National Bank (Incorporated by reference to Exhibit No.
             (d)(2) forming part of Schedule TO of Tender Offer Statement filed by KAGT Acquisition Corp. with the Securities and Exchange Commission under the Securities Exchange Act of
             1934, as amended, on June 20, 2003).
10.10 Consulting Agreement, dated as of March 1, 2001, by and between the Company and Knollwood Associates, LLC.
             (Incorporated by reference to Exhibit No. 10.10 forming part of the Registrant's Quarterly Report on Form 10-Q (File No.
             1-16431) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, for the quarterly period ended March 31, 2001).
10.11 Management Agreement, dated as of August 4, 2003, by and between Applied Graphics Technologies, Inc., and Kohlberg &
             Company, L.L.C.
31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2003:

          Current Report on Form 8-K filed on April 1, 2003, announcing the Company's results of operations for the full year and three months ended December 31, 2002.

          Current Report on Form 8-K filed on May 16, 2003, announcing the Company's results of operations for the three months ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED GRAPHICS TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:     /s/ JOSEPH VECCHIOLLA
                                            ------------------------------------
                                                     Joseph Vecchiolla
                                               President and Chief Operating
                                                           Officer
                                               (Principal Executive Officer)

Date: August 14, 2003

                                                 /s/ KENNETH TOROSIAN
                                          --------------------------------------
                                                     Kenneth Torosian
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

Date: August 14, 2003